Form 10QSB
period 1997-12-31
PENN PACIFIC CORP
filed 1999-05-26
CIK 77140

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      December 31, 1997
                                            -----------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from              to
                    Commission file number              0-730

                            PENN-PACIFIC CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                                              95-3227748
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                    3539 Ocean View Blvd., Glendale, CA 91208
                    (Address of principal executive offices)

                                 (818) 957-1414
                            Issuer's telephone number

                   3225 S. Norwood Suite 100, Tulsa, OK 74135
   (Former name, former address and former fiscal year, if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 14, 1999 951,082

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                       December 31,   September 30,
                                                           1997            1997
                                                       ------------    ------------
ASSETS .............................................   $       --      $       --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $      1,186    $       --
  Accrued expenses .................................          8,692           9,036
  Notes payable - stockholders .....................          5,000           5,000
                                                       ------------    ------------

          Total Liabilities ........................         14,878          14,036
                                                       ------------    ------------

Stockholders' Equity
Preferred stock (par value $1.00), 50,000,000
  shares authorized, no shares issued at
  December 31, 1997 and September 30, 1997 .........           --              --
Common stock to be issued ..........................          4,967           4,967
Common stock (par value $.10), 100,000,000 shares
  authorized, 951,082 shares issued and outstanding
  December 31, 1997 and September 30, 1997 .........         95,108          95,108
Capital in excess of par value .....................     35,683,105      35,683,105
Retained deficit ...................................    (35,735,361)    (35,735,361)
Deficit accumulated during development stage .......        (62,697)        (61,855)
                                                       ------------    ------------

          Total Stockholders' Equity ...............        (14,878)        (14,036)
                                                       ------------    ------------

          Total Liabilities and Stockholders' Equity   $       --      $       --
                                                       ============    ============




     The accompanying notes are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                                       Cumulative
                                                                                                                         Since
                                                 For the Three Months Ended   Inception of
                                                       December 31,            Development
                                                 --------------------------
                                                     1997          1996           Stage
                                                 -----------    -----------    -----------
Revenues .....................................   $      --      $      --      $      --
                                                                               -----------

Expenses
  Selling, general and administrative expenses           750            918          4,419
                                                 -----------    -----------    -----------

Operating Loss ...............................          (750)          (918)        (4,419)

Other income (expense):
   Interest expense ..........................           (92)       (50,000)       (50,092)

Reorganization items:
   Administrative fees .......................          --             --           (8,186)
                                                 -----------    -----------    -----------

Loss before taxes ............................          (842)       (50,918)       (62,697)
Income taxes .................................          --             --             --
                                                 -----------    -----------    -----------

       Net Loss ..............................   $      (842)   $   (50,918)   $   (62,697)
                                                 ===========    ===========    ===========


Per Share Amounts
Net Loss .....................................   $      --      $     (0.05)
                                                 ===========    ===========

Weighted Average Shares Outstanding ..........     1,000,759        971,740









     The accompanying nots are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                                       Cumulative
                                                                                                                         Since
                                                 For the Three Months Ended  Inception of
                                                          December 31,        Development
                                                     ----------------------
                                                        1997        1996         Stage
                                                     ---------    ---------    ---------
Cash Flows from Operating Activities:
 Reorganization Items:
    Chapter 11 administrative fees ...............   $    --      $    --      $  (7,000)
                                                     ---------    ---------    ---------
      Net cash used in operating activities ......        --           --         (7,000)
                                                     ---------    ---------    ---------

Cash Flows from Investing Activities: ............        --           --           --
                                                     ---------    ---------    ---------

Cash Flows from Financing Activities:
 Proceeds from common stock ......................        --           --          2,000
 Issuance of notes payable-stockholders ..........        --           --          5,000
                                                     ---------    ---------    ---------
     Net cash provided by financing activities ...        --           --          7,000
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents ..........        --           --           --
Cash and cash equivalents at beginning of year ...        --           --           --
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year .........   $    --      $    --      $    --
                                                     =========    =========    =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................   $    (842)   $ (50,918)   $ (62,697)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................        --        108,038      108,039
Increase in accounts payable .....................       1,186        1,186
Increase (decrease) accrued expenses .............        (344)         918        4,510
Decrease in liabilities not subject to compromise:
    Administrative fees ..........................        --        (52,181)     (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................        --         (4,277)      (4,277)
    Unsecured non-priority claims ................        --         (1,580)      (1,580)
                                                     ---------    ---------    ---------

Net cash used in operating activities ............   $    --      $    --      $  (7,000)
                                                     =========    =========    =========





   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

NOTE 2 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

Organization and Basis of Presentation

     The Company was incorporated under the laws of the state of Delaware on May 18, 1971. From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties. Penn Pacific has been inactive since 1991. The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

Nature of Business

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NOTE 3 - DEVELOPMENT STAGE

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - PETITION FOR RELIEF UNDER CHAPTER 11

           On January 27, 1994, Penn Pacific Corporation (the Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Federal Bankruptcy Court for the Northern District of Oklahoma. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 1997 and 1996 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended September 30, 1997.

Results of Operations - The Company was incorporated under the laws of the state of Delaware on May 18, 1971. From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties. Penn Pacific has been inactive since 1991. The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations. Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

     The Company will be required to generate cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                                  (Registrant)





DATE:   May 21, 1999          By:  /s/
                              James O'Brien, President
                             (Principal Financial and
                              Accounting Officer)