Form 10QSB
period 1998-06-30
PENN PACIFIC CORP
filed 1999-05-26
CIK 77140

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           June 30, 1998
                                            -----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                         June 30,     September 30,
                                                           1998            1997
                                                       ------------    ------------
ASSETS .............................................   $       --      $       --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $      9,950    $       --
  Accrued expenses .................................          9,730           9,036
  Notes payable - stockholders .....................           --             5,000
                                                       ------------    ------------

          Total Liabilities ........................         19,680          14,036
                                                       ------------    ------------

Stockholders' Equity
Preferred stock (par value $1.00), 50,000,000
  shares authorized, no shares issued at
  June 30, 1998 and September 30, 1997 .............           --              --
Common stock to be issued ..........................          8,154           4,967
Common stock (par value $.10), 100,000,000 shares
  authorized, 951,082 shares issued and outstanding
  June 30, 1998 and September 30, 1997 .............         95,108          95,108
Capital in excess of par value .....................     35,686,105      35,683,105
Retained deficit ...................................    (35,735,361)    (35,735,361)
Deficit accumulated during development stage .......        (73,686)        (61,855)
                                                       ------------    ------------

          Total Stockholders' Equity ...............        (19,680)        (14,036)
                                                       ------------    ------------

          Total Liabilities and Stockholders' Equity   $       --      $       --
                                                       ============    ============






   The accompanying notes are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                                                          Cumulative
                                 For the Three Months         For the Nine Months            Since
                                       Ended                         Ended               Inception of
                                      June 30,                      June 30,              Development
                              --------------------------    --------------------------
                                 1998            1997          1998            1997          Stage
                              -----------    -----------    -----------    -----------    -----------
Revenues ..................   $      --      $      --      $      --      $      --      $      --
                              -----------    -----------    -----------    -----------    -----------

Expenses
  Selling, general and
    administrative expenses         9,950            917         11,110          2,752         14,779
                              -----------    -----------    -----------    -----------    -----------

Operating Loss ............        (9,950)          (917)       (11,110)        (2,752)       (14,779)
                              -----------    -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense .......           537           --              721         50,000        (50,721)
                              -----------    -----------    -----------    -----------    -----------

Reorganization items:
   Administrative fees ....          --            7,000           --            7,000         (8,186)
                              -----------    -----------    -----------    -----------    -----------

Loss before taxes .........       (10,487)        (7,917)       (11,831)       (59,752)       (73,686)
Income taxes ..............          --             --             --             --             --
                              -----------    -----------    -----------    -----------    -----------

       Net Loss ...........   $   (10,487)   $    (7,917)   $   (11,831)   $   (59,752)   $   (73,686)
                              ===========    ===========    ===========    ===========    ===========


Per Share Amounts
Net Loss ..................   $     (0.01)   $      --      $     (0.01)   $     (0.06)
                              ===========    ===========    ===========    ===========

Weighted Average Shares
Outstanding ...............     1,032,619      1,000,759      1,032,619      1,000,759







    The accompanying nots are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             Cumulative
                                                                               Since
                                                 For the Nine Months Ended  Inception of
                                                           June 30,         Development
                                                    ----------------------
                                                       1998        1997         Stage
                                                    ---------    ---------    ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ..........   $    --      $    --      $    --
                                                    ---------    ---------    ---------
     Net cash used by operating activities before
        reorganization items: ...................        --           --           --
Reorganization Items:
     Chapter 11 administrative fees .............        --          7,000        7,000
                                                     ---------    ---------    ---------
        Net cash used in operating activities ...        --         (7,000)      (7,000)
                                                     ---------    ---------    ---------
Cash Flows from Financing Activities:
  Proceeds from common stock ....................        --          2,000        2,000
 Issuance of notes payable-stockholders .........        --          5,000        5,000
                                                     ---------    ---------    ---------
      Net cash provided by financing activities .        --          7,000        7,000
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents .........        --           --           --
Cash and cash equivalents at beginning of year ..        --           --           --
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year ........   $    --      $    --      $    --
                                                     =========    =========    =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss ........................................   $ (11,831)   $ (59,752)   $ (73,686)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses ................        --        108,038      114,224
Increase in accounts payable ....................       9,950         --          9,950
Increase accrued expenses .......................       1,881        2,752          550
Decrease in liabilities not subject to
compromise:
    Administrative fees .........................        --        (52,181)     (52,181)
Decrease in liabilities subject to compromise:
    Priority claims .............................        --         (4,277)      (4,277)
    Unsecured non-priority claims ...............        --         (1,580)      (1,580)
                                                    ---------    ---------    ---------

Net cash used in operating activities ...........   $    --      $  (7,000)   $  (7,000)
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

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

     The Company did not file a report on Form 8-K during the three months ended June 30, 1998.

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