Form 10KSB
period 1998-09-30
PENN PACIFIC CORP
filed 1999-05-26
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[x]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                        For The Fiscal Year Ended: September 30, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





For the transition period from                   to

                          Commission file number 0-730

                            PENN-PACIFIC CORPORATION
                 (Name of small business issuer in its charter)



         Delaware                                            95-3227748
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)


               3539 Ocean View Blvd., Glendale, CA 91208
               (Address of principal executive offices)(Zip code)

                    Issuer's telephone number (818) 957-1414


Securities registered under Section 12(b) of the Act:     NONE

Securities registered under Section 12(g) of the Act:

                           Common Stock Par Value $.10
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes No X

                                                                 Total pages: 12
                                                          Exhibit Index Page: 11



     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: None


     To the best knowledge and belief of management there has been no trading, therefore the aggregate market value is not known.


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

     None

     Transitional Small Business Disclosure Format (check one): Yes NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.     Description of Business........................................   4

Item 2.     Description of Property........................................   4

Item 3.     Legal Proceedings..............................................   4

Item 4.     Submission of Matters to a Vote of Security Holders............   5

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.......   5

Item 6.     Management's Discussion and Analysis or Plan of Operations.....   6

Item 7.     Financial Statements...........................................   8

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................   8

PART III

Item  9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............   8

Item 10.    Executive Compensation.........................................   9

Item 11.    Security Ownership of Certain Beneficial Owners and Management.   9

Item 12.    Certain Relationships and Related Transactions.................  10

Item 13.    Exhibits and Reports on form 8-K...............................  11

                                     PART I



                         ITEM I DESCRIPTION OF BUSINESS


General

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.


History

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



                         ITEM 2 DESCRIPTION OF PROPERTY


     The Company at this time has no properties. As of September 30, 1998 and 1997 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



                            ITEM 3 LEGAL PROCEEDINGS


     The Company is not presently involved in any legal proceedings.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No Matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 31, 1998



                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



     The stock is traded on the Internet with the trading symbol "PENNC". The following high and low bid information was provided by NIPHIX Investments Inc. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


          1998                  HIGH BID                LOW BID
                                  (To the best knowledge of
                                   management, there was no
                                   trading of shares for fiscal
                                   1998 and 1997.)


     The number of shareholders of record of the Company's common stock as of May 14, 1999 was approximately 6607.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

     The Company over the past three years has sold 3,750,000 shares of common stock. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:

                                                             Common Stock
                                                        ------------------------
                                                          Shares        Amount
                                                        ----------    ----------
November 11, 1995 shares issued
   to an officer/director for services at
   $0.10 per share                                      $  200,000    $   20,000
October 1, 1996 shares issued
   to officers/directors for services at
   $0.10 per share                                       2,850,000       285,000
December 19, 1996 shares issued
   to officers/directors for promissory notes at
   $0.10 per share                                         500,000        50,000
April 17, 1997 shares issued
   to officers/directors for cash at
   $0.01 per share                                         200,000         2,000
Total                                                   $3,750,000    $  357,000

     These sales are exempt under Regulation D Rule 506 of the Securities Act of 1933.



                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


Plan of Operations

     The planned operations of the company during the next twelve months are as follows:

     The Company intends to seek an acquisition of a larger and potentially more profitable business. The Company intends to focus on opportunities to acquire new products or technologies in development as well as those currently planned, including a complete operating business that has demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. The Company has not identified any specific target or possible acquisition. As the Company pursues its acquisition program, it will incur costs for ongoing general and administrative expenses as well as for identifying, investigating, and negotiating a possible acquisition.

Results of Operations - The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

Liquidity and Capital Resources - The Company requires working capital principally to fund its current operating expenses for which the Company has relied on short-term borrowings and the issuance of restricted common stock. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from a principal shareholder or other related entities.

     Cash flows. Operating activities used cash of $7,000 for 1997 to pay Chapter 11 administrative fees. Financing activities provided cash of $7,000 for 1997 from the sale of the Company's restricted stock and issuance of notes payable to stockholders..

     In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

     Because management controls 47.68 % of voting rights, management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. Furthermore, management could consent or approve any particular stock buy-out transaction without shareholder approval. In the event that an appropriate merger candidate is located, the Company may need to pay cash finder's fees or may issue securities (debt or equity) as a finders's fee. Finder's fees or other acquisition related compensation may be paid to officers, directors, promoters or their affiliates. Any such finder's fee paid to an officer, director, promoter, or affiliate may present a conflict of interest because of the non-arms length nature of such transaction. There are no such negotiations in progress or contemplated.

     There are no arrangements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

     The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

Year 2000 Compliance

     The Company has made an effort to insure that the software components of its information and billing systems are Year 2000 compliant. Management has confirmed that all of such systems are Year 2000 compliant. Upon such confirmation, management believes that, after January 1, 2000, the Company will be able to accurately track and bill for its services and products. At the same time, it is likely that the operations of a number of the Company's vendors rely on software that is not Year 2000 compliant.

                           ITEM 7 FINANCIAL STATEMENTS


     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.



                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Directors and Executive Officers.

Director's Name          Age   Office                          Term of Office



James O'Brien            61    President and CEO/Director      February 23, 1998
Rose Fischer             45    Secretary/Treasurer/Director    February 23, 1998
Robert Dresser           70    Director                        January 1, 1999


Business Experience

James O'Brien, CEO/President, founded Optimum Source International Ltd., during the past five years Mr. O'Brien developed software, established trade and countertrade exchanges for Optimum Source International, Ltd.

Rose Fischer, Secretary/Treasurer/Director, with an associate degree in accounting, has been Director and Operations Facilitator for Optimum Source International, Ltd. ("OSI") for the past two years, which includes finalization and implementation of all electronic commerce. Prior to OSI, Ms. Fischer's experience was as a financial consultant with a privately held firm since 1985.

Robert Dresser, Director, a former newspaper executive, Mr. Dresser's tenure of the past 32 plus years directing the Stockbrokers Society int the leading organization that assists public corporations enhancing their visibility in the financial and investment community.

Compliance With Reporting Requirements.

     Based upon a review of Forms 3, 4, and 5 furnished to the Company during or with respect to the preceding fiscal year and written representations from certain reporting persons, the Company is not aware of any failure by any reporting person to make timely filings of those forms as required by Section 16(a) of the Securities Exchange Act of 1934.



                         ITEM 10 EXECUTIVE COMPENSATION


There has been no executive compensation.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 18,939,054 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of May 28, 1998 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                       # of
Name and Address                   Nature of           Shares
of Beneficial Owners               Ownership           Owned            Percent
Directors

Principal Shareholders


John Allison                       Common              71,500              7.51
Alpha Beta LLC                     Common              90,945              9.56
Celex-Nevada                       Common              97,750             10.27
Wayne H. Creasy                    Common              66,063              6.94
Edwin K. Hiseroot                  Common              45,250              4.75
George White                       Common              70,500              7.41
                                                      -------             -----
         Total                                        442,008             46.44

Directors and Executive Officers


James O'Brien                      Common              11,860              1.247

All Executive Officers and
Directors as a Group (3
persons)                           Direct             679,514             47.68%
                                   Options               None             None %
          Total                                       679,514             47.68%



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During 1997 various officers and directors loaned the Company $5,000. The notes are payable on demand plus interest. During 1998 the note holders agreed to accept 10,000 pre split shares of common stock in exchange for the debt. The balance due as of September 30, 1998 is $-0-.


     As of September 30, 1998 and 1997 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of this report.

1.     Financial Statements                                                Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1
Balance Sheets
 September 30, 1998, and 1997...............................................F-2
Statements of Operations
  For the Years Ended September 30, 1998, and 1997..........................F-3
Statements of Changes in Stockholders' Equity
  For the Years Ended September 30, 1998, and 1997..........................F-4
Statements of Cash Flows
  For the Years Ended September 30, 1998, and 1997..........................F-5
Notes to Financial Statements
 September 30, 1998 and 1997................................................F-6

2.     Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number           Title of Document

3.01 Articles of Incorporation and Bylaws of the registrant(1)

3.02 Amendments to Article IV and IX of the Articles of Incorporation of the Registrant, as filed with the Delaware Secretary of State on October 5, 1988(1)

4 Instruments defining the rights of security holders (Certificate of Designation of Preferences of Series C preferred Stock), as filed with the Delaware Secretary of State on October 5, 1988(1)

Other

23.01 Consent of Accountants(1)

     (1) Incorporated by Reference

     (b) No reports on Form 8-K were filed.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                        PENN-PACIFIC CORPORATION


Dated: May 21, 1999                     By  /S/     James O'Brien
                                        ---------------------------------------
                                        James O'Brien
                                        President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of May 1999.

Signatures                               Title

/S/    James O'Brien
James O'Brien                            President, C.E.O., Director
                                        (Principal Executive, Financial
                                         and Accounting Officer)

/S/    Rose Fischer
Rose Fischer                             Secretary, Treasurer and Director


/S/    Robert Dresser
Robert Dresser                           Director

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Penn Pacific Corporation
Glendale, California

Board Members:

     We have audited the accompanying balance sheets of Penn Pacific Corporation (a development Stage Company), as of September 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Pacific Corporation (a development Stage Company), as of December 31, 1998 and 1997 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           Respectfully submitted,



                                           \s\ Robison, Hill & Co.
                                           Certified Public Accountants

Salt Lake City, Utah
May 14, 1999



                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                               September 30,
                                                       ----------------------------
                                                           1998            1997
                                                       ------------    ------------
ASSETS .............................................   $       --      $       --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable .................................   $     11,523    $       --
  Accrued expenses .................................         11,757           9,036
  Notes payable - stockholders .....................           --             5,000
                                                       ------------    ------------

          Total Liabilities ........................         23,280          14,036
                                                       ------------    ------------

Stockholders' Equity
Preferred stock (par value $1.00), 50,000,000 shares
  authorized, no shares issued at September 30, 1998
  and 1997 .........................................           --              --
Common stock to be issued ..........................          8,154           4,967
Common stock (par value $.10), 100,000,000 shares
  authorized, 951,082 shares issued and outstanding
  September 30, 1998 and 1997 ......................         95,108          95,108
Capital in excess of par value .....................     35,686,105      35,683,105
Retained deficit ...................................    (35,735,361)    (35,735,361)
Deficit accumulated during development stage .......        (77,286)        (61,855)
                                                       ------------    ------------

          Total Stockholders' Equity ...............        (23,280)        (14,036)
                                                       ------------    ------------

          Total Liabilities and Stockholders' Equity   $       --      $       --
                                                       ============    ============











   The accompanying notes are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS





                                                                               Cumulative
                                                                                  Since
                                                     For the Year Ended        Inception of
                                                        September 30,          Development
                                                 --------------------------
                                                     1998          1997           Stage
                                                 -----------    -----------    -----------
Revenues .....................................   $      --      $      --      $      --
                                                 -----------    -----------    -----------

Expenses
  Selling, general and administrative expenses        14,020          3,669         17,689
                                                 -----------    -----------    -----------

Operating Loss ...............................       (14,020)        (3,669)       (17,689)

Other income (expense):
   Interest expense ..........................         1,411         50,000         51,411

Reorganization items:
   Administrative fees .......................          --            8,186          8,186
                                                 -----------    -----------    -----------

Loss before taxes ............................       (15,431)       (61,855)       (77,286)
Income taxes .................................          --             --             --
                                                 -----------    -----------    -----------

       Net Loss ..............................   $   (15,431)   $   (61,855)   $   (77,286)
                                                 ===========    ===========    ===========


Per Share Amounts
Net Income (Loss) ............................   $     (0.01)   $     (0.06)
                                                 ===========    ===========

Weighted Average Shares Outstanding ..........     1,032,619      1,000,759










     The accompanying nots are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                        Deficit
                                          Common Stock                                                                Accumulated
                         Preferred        To be Issued                 Common              Excess of    Accumulated     During
                             Stock     Shares      Amount        Shares        Amount      Par value      Deficit        Stage
                         ---------   ---------  ------------  ------------  ------------  ------------  ------------  ------------
Balance October 1, 1996 as
originally reported .......... --    3,263,128  $    326,313    15,389,053  $  1,538,905  $ 33,807,923  $(35,735,361) $       --

Retroactive adjustment for 1
for 20 reverse stock split
February 23, 1998 ............ --   (3,099,970)     (309,997)  (14,615,471)   (1,461,547)    1,893,182          --            --
                               --   ----------  ------------  ------------  ------------  ------------  ------------  ------------

Restated Balance October 1,
1996 ......................... --      163,158        16,316       773,582        77,358    35,701,105   (35,735,361)         --

Issuance of stock ............ --     (142,500)      (14,250)      142,500        14,250          --            --            --

Issuance of stock for cash ... --         --            --          35,000         3,500       (18,000)         --            --

Stock to be issued in exchange
for debt (bankruptcy claims) . --       29,019         2,901          --            --            --            --            --

Net Loss ..................... --         --            --            --            --            --            --         (61,855)
                               --   ----------  ------------  ------------  ------------  ------------  ------------  ------------

Balance September 30, 1997 ... --       49,677         4,967       951,082        95,108    35,683,105   (35,735,361)      (61,855)

Stock to be issued in exchange
for debt .....................                                                      --          31,860         3,187         3,000

Net Loss ..................... --         --            --            --            --            --            --         (15,431)
                               --   ----------  ------------  ------------  ------------  ------------  ------------  ------------

Balance September 30, 1998 ... --       81,537  $      8,154       951,082  $     95,108  $ 35,686,105  $(35,735,361) $    (77,286)
                               ==   ==========  ============  ============  ============  ============  ============  ============

     The accompanying notes are an integral part of these financial statements.


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                             Cumulative
                                                                                Since
                                                        For the Year Ended   Inception of
                                                          September 30,       Development
                                                     ----------------------
                                                        1998         1997        Stage
                                                     ---------    ---------    ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........   $    --      $    --      $    --
                                                     ---------    ---------    ---------
      Net cash used by operating activities before
        reorganization items .....................        --           --           --
                                                     ---------    ---------    ---------
  Reorganization Items:
    Chapter 11 administrative fees ...............        --         (7,000)      (7,000)
                                                     ---------    ---------    ---------
      Net cash used in operating activities ......        --         (7,000)      (7,000)
                                                     ---------    ---------    ---------

Cash Flows from Investing Activities: ............        --           --           --
                                                     ---------    ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from common stock .....................        --          2,000        2,000
  Issuance of notes payable-stockholders .........        --          5,000        5,000
                                                     ---------    ---------    ---------
      Net cash provided by financing activities ..        --          7,000        7,000
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents ..........        --           --           --
Cash and cash equivalents at beginning of year ...        --           --           --
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year .........   $    --      $    --      $    --
                                                     =========    =========    =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................   $ (15,431)   $ (61,855)   $ (77,286)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................       6,187      108,039      114,226
Increase in accounts payable .....................      11,523         --         11,523
Increase accrued expenses ........................       2,721        4,854        7,575
Decrease in notes payable - stockholders .........      (5,000)        --         (5,000)
Decrease in liabilities not subject to
compromise:
    Administrative fees ..........................        --        (52,181)     (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................        --         (4,277)      (4,277)
    Unsecured non-priority claims ................        --         (1,580)      (1,580)
                                                     ---------    ---------    ---------

Net cash used in operating activities ............   $    --      $  (7,000)   $  (7,000)
                                                     =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Net Loss per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

     The effect of outstanding common stock equivalents are antidilutive for 1998 and 1997 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                                1998                                  1997
                 ----------------------------------    ----------------------------------
                               Number       Loss                     Number       Loss
                                 of          Per                       of          Per
                    Loss       Shares       Share        Loss        Shares       Share
                (numerator) (denominator)             (numerator) (denominator)
                 ---------   -----------   --------    ---------   -----------   --------
Loss to Common
Shareholders     $ (15,431)    1,032,619   $  (0.01)   $ (61,855)    1,000,759   $  (0.06)
                 =========   ===========   ========    =========   ===========   ========


Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $16,000,000 expiring in years 1999 through 2012. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (Continued)


NOTE 3 - DEVELOPMENT STAGE

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

     As of September 30, 1998 and 1997 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - 1 FOR 20 STOCK SPLIT

     On February 23, 1998 the Board of Directors approved a 1 for 20 reverse stock split. The financial statements have been retroactively adjusted to reflect the stock split as if it had happened effective on the earliest period presented.

NOTE 6 - PETITION FOR RELIEF UNDER CHAPTER 11

     On January 27, 1994, Penn Pacific Corporation (the Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Federal Bankruptcy Court for the Northern District of Oklahoma. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 1998 and 1997 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma.