Form 10QSB
period 1998-12-31
PENN PACIFIC CORP
filed 1999-05-26
CIK 77140

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         December 31, 1998
                                            -----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                       December 31,    September 30,
                                                       ------------    ------------
                                                           1998            1998
                                                       ------------    ------------
ASSETS .............................................   $       --      $       --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $     12,050    $     11,523
  Accrued expenses .................................         12,238          11,757
                                                       ------------    ------------

          Total Liabilities ........................         24,288          23,280
                                                       ------------    ------------

Stockholders' Equity
Preferred stock (par value $1.00),
  50,000,000 shares authorized,
  no shares issued at December 31,
  1998 and September 30, 1998 ......................           --              --
Common stock to be issued ..........................          8,154           8,154
Common stock (par value $.10),
  100,000,000 shares authorized,
  951,082 shares issued and outstanding
  December 31, 1998 and September 30, 1998 .........         95,108          95,108
Capital in excess of par value .....................     35,686,105      35,686,105
Retained deficit ...................................    (35,735,361)    (35,735,361)
Deficit accumulated during development stage .......        (78,294)        (77,286)
                                                       ------------    ------------

          Total Stockholders' Equity ...............        (24,288)        (23,280)
                                                       ------------    ------------

          Total Liabilities and Stockholders' Equity   $       --      $       --
                                                       ============    ============





   The accompanying notes are an integral part of these financial statements.



                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                               Cumulative
                                                                                 Since
                                                 For the Three Months Ended   Inception of
                                                        December 31,           Development
                                                 --------------------------
                                                    1998           1997          Stage
                                                 -----------    -----------    -----------
Revenues .....................................   $      --      $      --      $      --
                                                                               -----------

Expenses
  Selling, general and administrative expenses          --              750         17,689
                                                 -----------    -----------    -----------

Operating Loss ...............................          --             (750)       (17,689)

Other income (expense):
   Interest expense ..........................        (1,008)           (92)       (52,419)

Reorganization items:
   Administrative fees .......................          --             --           (8,186)
                                                 -----------    -----------    -----------

Loss before taxes ............................        (1,008)          (842)       (78,294)
Income taxes .................................          --             --             --
                                                 -----------    -----------    -----------

       Net Loss ..............................   $    (1,008)   $      (842)   $   (78,294)
                                                 ===========    ===========    ===========


Per Share Amounts
Net Loss .....................................   $      --      $      --
                                                 ===========    ===========

Weighted Average Shares Outstanding ..........     1,032,619      1,000,759









    The accompanying nots are an integral part of these financial statements.



                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             Cumulative
                                                                                Since
                                                 For the Three Months Ended  Inception of
                                                          December 31,        Development
                                                     ----------------------
                                                        1998         1997        Stage
                                                     ---------    ---------    ---------
Cash Flows from Operating Activities:
 Reorganization Items:
    Chapter 11 administrative fees ...............   $    --      $    --      $  (7,000)
                                                     ---------    ---------    ---------
      Net cash used in operating activities ......        --           --         (7,000)
                                                     ---------    ---------    ---------

Cash Flows from Investing Activities: ............        --           --           --
                                                     ---------    ---------    ---------

Cash Flows from Financing Activities:
 Proceeds from common stock ......................        --           --          2,000
 Issuance of notes payable-stockholders ..........        --           --          5,000
                                                     ---------    ---------    ---------
     Net cash provided by financing activities ...        --           --          7,000
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents ..........        --           --           --
Cash and cash equivalents at beginning of year ...        --           --           --
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year .........   $    --      $    --      $    --
                                                     =========    =========    =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................   $  (1,008)        (842)   $ (78,294)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................        --           --        114,226
Increase in accounts payable .....................         528        1,186       12,051
Increase (decrease) accrued expenses .............         480         (344)       8,055
Decrease in notes payable - stockholders .........        --           --         (5,000)
Decrease in liabilities not subject to compromise:
    Administrative fees ..........................        --           --        (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................        --           --         (4,277)
    Unsecured non-priority claims ................        --           --         (1,580)
                                                     ---------    ---------    ---------

Net cash used in operating activities ............   $    --      $    --      $  (7,000)
                                                     =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended September 30, 1998.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                                  (Registrant)





DATE:   May 26, 1999        By:  /s/
                             James O'Brien, President
                            (Principal Financial and
                             Accounting Officer)