Form 10QSB
period 1999-03-31
PENN PACIFIC CORP
filed 1999-05-26
CIK 77140

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 1999
                                            -----------------------------------

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

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                         March 31,     September 30,
                                                       ------------    ------------
                                                           1999            1998
                                                       ------------    ------------
ASSETS .............................................   $       --      $       --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .................................   $    (12,550)   $     11,523
  Accrued expenses .................................        (15,814)         11,757
                                                       ------------    ------------

          Total Liabilities ........................         28,364          23,280
                                                       ------------    ------------

Stockholders' Equity
Preferred stock (par value $1.00),
  50,000,000 shares authorized,
  no shares issued at March 31, 1999
  and September 30, 1998 ...........................           --              --
Common stock to be issued ..........................          8,154           8,154
Common stock (par value $.10),
  100,000,000 shares authorized,
  951,082 shares issued and outstanding
  March 31, 1999 and September 30, 1998 ............         95,108          95,108
Capital in excess of par value .....................     35,686,105      35,686,105
Retained deficit ...................................    (35,735,361)    (35,735,361)
Deficit accumulated during development stage .......        (82,370)        (77,286)
                                                       ------------    ------------

          Total Stockholders' Equity ...............        (28,364)        (23,280)
                                                       ------------    ------------

          Total Liabilities and Stockholders' Equity   $       --      $       --
                                                       ============    ============






     The accompanying notes are an integral part of these financial statements.



                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                                                         Cumulative
                                For the Three Months           For the Six Months           Since
                                        Ended                        Ended              Inception of
                                       March 31,                    March 31,            Development
                              --------------------------    --------------------------
                                  1999           1998           1999           1998          Stage
                              -----------    -----------    -----------    -----------    -----------
Revenues ..................   $      --      $      --      $      --      $      --      $      --
                              -----------    -----------    -----------    -----------    -----------

Expenses
  Selling, general and
    administrative expenses         3,050            410          3,050          1,160         20,739
                              -----------    -----------    -----------    -----------    -----------

Operating Loss ............        (3,050)          (410)        (3,050)        (1,160)       (20,739)

Other income (expense):
   Interest expense .......        (1,026)           (92)        (2,034)          (184)       (53,445)

Reorganization items:
   Administrative fees ....          --             --             --             --           (8,186)
                              -----------    -----------    -----------    -----------    -----------

Loss before taxes .........        (4,076)          (502)        (5,084)        (1,344)       (82,370)
Income taxes ..............          --             --             --             --             --
                              -----------    -----------    -----------    -----------    -----------

       Net Loss ...........   $    (4,076)   $      (502)   $    (5,084)   $    (1,344)   $   (82,370)
                              ===========    ===========    ===========    ===========    ===========


Per Share Amounts
Net Loss ..................   $      --      $      --      $      --      $      --
                              ===========    ===========    ===========    ===========

Weighted Average Shares
Outstanding ...............     1,032,619      1,032,619      1,032,619      1,032,619




    The accompanying nots are an integral part of these financial statements.



                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Cumulative
                                                                               Since
                                                   For the Six Months Ended    Inception of
                                                            March 31,          Development
                                                     ----------------------
                                                        1999         1998        Stage
                                                     ---------    ---------    ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........   $    --      $    --      $    --
                                                     ---------    ---------    ---------
     Net cash used by operating activities before
        reorganization items: ....................        --           --           --
Reorganization Items:
     Chapter 11 administrative fees ..............        --           --          7,000
                                                     ---------    ---------    ---------
        Net cash used in operating activities ....        --           --         (7,000)
                                                     ---------    ---------    ---------

Cash Flows from Investing Activities: ............        --           --           --
                                                     ---------    ---------    ---------

Cash Flows from Financing Activities:
    Proceeds from common stock ...................       2,000
    Issuance of notes payable stockholders .......        --           --          5,000
         Net cash provided by financing activities        --           --          7,000
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents ..........        --           --           --
Cash and cash equivalents at beginning of year ...        --           --           --
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year .........   $    --      $    --      $    --
                                                     =========    =========    =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................   $  (5,084)   $  (1,344)   $ (82,370)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................        --          6,186      114,226
Increase in accounts payable .....................       1,028          410       12,551
Increase (decrease) accrued expenses .............       4,056         (252)      11,631
Decrease in Notes Payable stockholders ...........        --         (5,000)      (5,000)
Decrease in liabilities not subject to compromise:
    Administrative fees ..........................        --           --        (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................        --           --         (4,277)
    Unsecured non-priority claims ................        --           --         (1,580)
                                                     ---------    ---------    ---------

Net cash used in operating activities ............   $    --      $    --      $  (7,000)
                                                     =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

NOTE 1 - INTERIM REPORTING

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

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

     The Company did not file a report on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                                  (Registrant)





DATE:   May 26, 1999       By:  /s/
                             James O'Brien, CEO/President
                            (Principal Financial and
                             Accounting Officer)