Form 10KSB
period 1999-09-30
PENN PACIFIC CORP
filed 1999-12-29
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[x]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: September 30, 1999

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


             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118
               (Address of principal executive offices)(Zip code)

                Issuer's telephone number (800) 868-7233 ext 228


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


                         (ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 28, 1999 951,082


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

None

     Transitional Small Business Disclosure Format (check one): Yes NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.  Description of Business............................................. 4

Item 2.  Description of Property............................................. 4

Item 3.  Legal Proceedings................................................... 4

Item 4.  Submission of Matters to a Vote of Security Holders................. 5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 5

Item 6.  Management's Discussion and Analysis or Plan of Operations.......... 6

Item 7.  Financial Statements................................................ 8

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 8

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................... 8

Item 10. Executive Compensation.............................................. 9

Item 11. Security Ownership of Certain Beneficial Owners and Management...... 9

Item 12. Certain Relationships and Related Transactions......................10

Item 13. Exhibits and Reports on form 8-K....................................11

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



                         ITEM 2 DESCRIPTION OF PROPERTY


           The Company at this time has no properties. As of September 30, 1999 and 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



                            ITEM 3 LEGAL PROCEEDINGS


           The Company is not presently involved in any legal proceedings.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



           No Matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 31, 1999



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

          1999                      HIGH BID            LOW BID
                                     (To the best knowledge of
                                     management, there was no
                                     trading of shares for fiscal
                                     1999 and 1998.)


           The number of shareholders of record of the Company's common stock as of December 28, 1999 was approximately 6607.

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

Recent Sales of Unregistered Securities.

           The Company over the past three years has sold 3,750,000 shares of common stock. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:

                                                               Common Stock
                                                           Shares        Amount
November 11, 1995 shares issued
   to an officer/director for services at
   $0.10 per share .................................    $  200,000    $   20,000
October 1, 1996 shares issued
   to officers/directors for services at
   $0.10 per share .................................     2,850,000       285,000
December 19, 1996 shares issued
   to officers/directors for promissory notes at
   $0.10 per share .................................       500,000        50,000
April 17, 1997 shares issued
   to officers/directors for cash at
   $0.01 per share .................................       200,000         2,000
Total ..............................................    $3,750,000    $  357,000

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

           The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 951,082 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 28, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                            # of
Name and Address                          Nature of        Shares
of Beneficial Owners                      Ownership        Owned        Percent
Directors
--------------------------------------------------------------------------------
Principal Shareholders


John Allison ......................         Common          71,500         7.51
Alpha Beta LLC ....................         Common          90,945         9.56
Celex-Nevada ......................         Common          97,750        10.27
Wayne H. Creasy ...................         Common          66,063         6.94
Edwin K. Hiseroot .................         Common          45,250         4.75
George White ......................         Common          70,500         7.41
                                                           -------     -----
         Total ....................                        442,008        46.44

Directors and Executive Officers


James O'Brien .....................         Common          11,860         1.247

All Executive Officers and
Directors as a Group (3
persons) ..........................         Direct         679,514        47.68%
  .................................         Options        None           None %
  .................................            Total       679,514        47.68%



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


           During 1999 an officer and director  loaned the Company  $3,000.  The note is payable on demand plus interest. During 1997 various officers and directors loaned the Company $5,000. The notes are payable on demand plus interest. During 1998 the note holders agreed to accept 10,000 pre split shares of common stock in exchange for the debt. The balance due as of September 30, 1998 is $-0-.

           As of September 30, 1999 and 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a)     The following documents are filed as part of this report.

1.     Financial Statements                                                Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1
Balance Sheets
 September 30, 1999, and 1998...............................................F-2
Statements of Operations
  For the Years Ended September 30, 1999, and 1998..........................F-3
Statements of Changes in Stockholders' Equity
  For the Years Ended September 30, 1999, and 1998..........................F-4
Statements of Cash Flows
  For the Years Ended September 30, 1999, and 1998..........................F-5
Notes to Financial Statements
 September 30, 1999 and 1998................................................F-6

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

                                               PENN-PACIFIC CORPORATION


Dated: December 29, 1999                       By  /S/     James O'Brien
                                               --------------------------------
                                               James O'Brien
                                               President and CEO

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29 th day of December 1999.

Signatures                                     Title

/S/     James O'Brien
James O'Brien                                  President, C.E.O., Director
                                               (Principal Executive, Financial
                                               and Accounting Officer)

/S/    Rose Fischer
Rose Fischer                                   Secretary, Treasurer and Director

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Penn Pacific Corporation
Las Vegas, Nevada

Board Members:

           We have audited the accompanying balance sheets of Penn Pacific Corporation (a development Stage Company), as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Pacific Corporation (a development Stage Company), as of December 31, 1999 and 1998 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               Respectfully submitted,



                                                  /s/ Robison, Hill & Co.
                                               Certified Public Accountants

Salt Lake City, Utah
December 28, 1999

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                           September 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
ASSETS .........................................   $       --      $       --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable .............................   $     16,309    $     11,523
  Accrued expenses .............................         16,775          11,757
  Notes payable - stockholders .................          3,000            --
                                                   ------------    ------------

     Total Liabilities .........................         36,084          23,280
                                                   ------------    ------------

Stockholders' Equity
Preferred stock (par value $1.00),
  50,000,000 shares authorized,
  no shares issued at September 30, 1999
  and 1998 .....................................           --              --
Common stock to be issued ......................          8,154           8,154
Common stock (par value $.10),
  100,000,000 shares authorized,
  951,082 shares issued and outstanding
  September 30, 1999 and 1998 ..................         95,108          95,108
Capital in excess of par value .................     35,686,105      35,683,105
Retained deficit ...............................    (35,735,361)    (35,735,361)
Deficit accumulated during development stage ...        (90,090)        (77,286)
                                                   ------------    ------------

     Total Stockholders' Equity ................        (36,084)        (23,280)
                                                   ------------    ------------

     Total Liabilities and Stockholders' Equity    $       --      $       --
                                                   ============    ============







   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                Cumulative
                                                                                  Since
                                                    For the Year Ended         Inception of
                                                        September 30,          Development
                                                 --------------------------
                                                     1999          1998           Stage
                                                 -----------    -----------    -----------
Revenues .....................................   $      --      $      --      $      --
                                                 -----------    -----------    -----------

Expenses
  Selling, general and administrative expenses         8,835         14,020         26,524
                                                 -----------    -----------    -----------

Operating Loss ...............................        (8,835)       (14,020)       (26,524)

Other income (expense):
   Interest expense ..........................         3,969          1,411         55,380

Reorganization items:
   Administrative fees .......................          --             --            8,186
                                                 -----------    -----------    -----------

Loss before taxes ............................       (12,804)       (15,431)       (90,090)
Income taxes .................................          --             --             --
                                                 -----------    -----------    -----------

       Net Loss ..............................   $   (12,804)       (15,431)   $   (90,090)
                                                 ===========    ===========    ===========


Per Share Amounts
Net Income (Loss) ............................   $     (0.01)   $     (0.01)
                                                 ===========    ===========

Weighted Average Shares Outstanding ..........     1,032,619      1,032,619











   The accompanying nots are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                     Deficit
                                    Common Stock                                                                   Accumulated
                    Preferred       To be Issued                   Common             Excess of     Accumulated      During
                        Stock    Shares       Amount        Shares        Amount      Par value       Deficit         Stage
                        -----  ----------   ----------   ------------   ----------   ------------   ------------   ----------
Balance
October 1, 1996 as
originally reported ..   --     3,263,128   $  326,313     15,389,053   $1,538,905   $ 33,807,923   $(35,735,361)  $     --

Retroactive adjustment
for 1 for 20 reverse
stock split
February 23, 1998 ....   --    (3,099,970)    (309,997)   (14,615,471)  (1,461,547)     1,893,182           --           --
                        -----  ----------   ----------   ------------   ----------   ------------   ------------   ----------
Restated Balance
October 1, 1996 ......   --       163,158       16,316        773,582       77,358     35,701,105    (35,735,361)        --

Issuance of stock ....   --      (142,500)     (14,250)       142,500       14,250           --             --           --

Issuance of
stock for cash .......   --          --           --           35,000        3,500        (18,000)          --           --

Stock to be issued
in exchange for debt
(bankruptcy claims) ..   --        29,019        2,901           --           --             --             --           --

Net Loss .............   --          --           --             --           --             --             --        (61,855)
                        -----  ----------   ----------   ------------   ----------   ------------   ------------   ----------
Balance
September 30, 1997 ...   --        49,677        4,967        951,082       95,108     35,683,105    (35,735,361)     (61,855)

Stock to be issued
in exchange for debt .   --        31,860        3,187           --           --            3,000           --           --

Net Loss .............   --          --           --             --           --             --             --        (15,431)
                        -----  ----------   ----------   ------------   ----------   ------------   ------------   ----------
Balance
September 30, 1999 ...   --        81,537        8,154        951,082       95,108     35,686,105    (35,735,361)     (77,286)

Net Loss .............   --          --           --             --           --             --             --        (12,804)
                        -----  ----------   ----------   ------------   ----------   ------------   ------------   ----------

Balance
September 30, 1998 ...   --        81,537   $    8,154        951,082   $   95,108   $ 35,686,105   $(35,735,361)  $  (90,090)
                        =====  ==========   ==========   ============   ==========   ============   ============   ==========

   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                            Cumulative
                                                                              Since
                                                    For the Year Ended      Inception of
                                                       September 30,        Development
                                                    --------------------
                                                       1999       1998        Stage
                                                    ---------   --------    ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........  $    --     $    --     $    --
                                                    ---------   ---------   ---------
      Net cash used by operating activities before
        reorganization items .....................       --          --          --
                                                    ---------   ---------   ---------
  Reorganization Items:
    Chapter 11 administrative fees ...............       --          --        (7,000)
                                                    ---------   ---------   ---------
      Net cash used in operating activities ......       --          --        (7,000)
                                                    ---------   ---------   ---------

Cash Flows from Investing Activities: ............       --          --          --
                                                    ---------   ---------   ---------

Cash Flows from Financing Activities:
  Proceeds from common stock .....................       --          --         2,000
  Issuance of notes payable-stockholders .........       --          --         5,000
                                                    ---------   ---------   ---------
      Net cash provided by financing activities ..       --          --         7,000
                                                    ---------   ---------   ---------
Net change in cash and cash equivalents ..........       --          --          --
Cash and cash equivalents at beginning of year ...       --          --          --
                                                    ---------   ---------   ---------

Cash and cash equivalents at end of year .........  $    --     $    --     $    --
                                                    =========   =========   =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................  $ (12,804)  $ (15,431)  $ (90,090)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................       --         6,187     114,226
Increase in accounts payable .....................      4,787      11,523      16,310
Increase accrued expenses ........................      5,017       2,721      12,592
(Increase) Decrease in
   Notes payable - stockholders ..................      3,000      (5,000)     (2,000)
Decrease in liabilities not subject to
compromise:
    Administrative fees ..........................       --          --       (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................       --          --        (4,277)
    Unsecured non-priority claims ................       --          --        (1,580)
                                                    ---------   ---------   ---------
Net cash used in operating activities ............  $    --     $    --     $  (7,000)
                                                    =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

           The Company was incorporated under the laws of the state of Delaware on May 18, 1971. From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties. Penn Pacific has been inactive since 1991. The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1998, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss per Common Share

           The effect of outstanding common stock equivalents are antidilutive for 1999 and 1998 and are thus not considered.

           The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                                1999                                    1998
              --------------------------------------   --------------------------------------
                               Number       Loss                       Number       Loss
                                of           Per                         of          Per
                 Loss          Shares       Share         Loss         Shares       Share
              (numerator)  (denominator)               (numerator)  (denominator)
              -----------   -----------  -----------   -----------   -----------  -----------
Loss to Common
Shareholders  $   (12,804)    1,032,619  $     (0.01)  $   (15,431)    1,032,619  $     (0.01)
              ===========   ===========  ===========   ===========   ===========  ===========




NOTE 2 - INCOME TAXES

           The Company has accumulated tax losses estimated at $15,000,000 expiring in years 2000 through 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Continued)


NOTE 4 - COMMITMENTS

           As of September 30, 1999 and 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - 1 FOR 20 STOCK SPLIT

           On February 23, 1998 the Board of Directors approved a 1 for 20 reverse stock split. The financial statements have been retroactively adjusted to reflect the stock split as if it had happened effective on the earliest period presented.