Form 10KSB
period 1999-12-31
PENN PACIFIC CORP
filed 2000-05-15
CIK 77140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: December  31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                          Commission file number 0-730
                                                 -----

                            PENN-PACIFIC CORPORATION.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                            95-3227748
--------------------------------------   -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)

             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118
             ------------------------------------------------------
                    (Address of principal executive offices)

                             (800) 868-7233 ext 228
                             ----------------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2000 951,082

     Transitional Small Business Disclosure Format (check one). Yes ; No X
                                                                         -

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Penn-Pacific Corporation
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Penn-Pacific Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                              Respectfully submitted
                                              /s/ Robison, Hill & Co.
                                              Certified Public Accountants

Salt Lake City, Utah
May 11, 2000

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                   December 31,       September 30,
                                                                             ------------------  ------------------
                                                                                    1999                1999
                                                                             ------------------  ------------------
ASSETS                                                                       $               -   $               -

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                           $           16,935  $           16,309
  Accrued expenses                                                           $           17,278              16,775
 Notes payable - stockholders                                                             3,000               3,000
                                                                             ------------------  ------------------
          Total Liabilities                                                              37,213              36,084
                                                                             ------------------  ------------------

Stockholders' Equity

Preferred stock (par value $1.00), 50,000,000 shares authorized, no shares issued at December 31, 1999 and

September 30, 1999                                                                            -                   -
Common stock to be issued                                                                 8,154               8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 951,082 shares issued and outstanding
  December 31, 1999 and September 30, 1999                                               95,108              95,108
Capital in excess of par value                                                       35,686,105          35,686,105
Retained deficit                                                                    (35,735,361)        (35,735,361)
Deficit accumulated during development stage                                            (91,219)            (90,090)
                                                                             ------------------  ------------------
          Total Stockholders' Equity                                                    (37,213)            (36,084)
                                                                             ------------------  ------------------
          Total Liabilities and Stockholders' Equity                         $               -   $               -
                                                                             ==================  ==================





                     See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since

                                                                For the Three Months Ended          Inception of
                                                                       December 31,                 Development
                                                          ---------------------------------------
                                                                       1999                1998        Stage
                                                          -----------------  ------------------  ------------------
Revenues                                                  $               -   $               -  $               -
                                                          -----------------  ------------------  ------------------
Expenses
  Selling, general and administrative expenses                            -                   -              26,524
                                                          -----------------  ------------------  ------------------
Operating Loss                                                            -                   -             (26,524)
Other income (expense):
   Interest expense                                                  (1,129)             (1,008)            (56,509)
Reorganization items:
   Administrative fees                                                    -                   -              (8,186)
                                                          -----------------  ------------------  ------------------
Loss before taxes                                                    (1,129)             (1,008)            (91,219)
Income taxes                                                              -                   -                   -
                                                          -----------------  ------------------  ------------------
       Net Loss                                           $          (1,129) $           (1,008) $          (91,219)
                                                          =================  ==================  ==================

Per Share Amounts
Net Loss                                                  $                  $               -
                                                          =================  ==================
Weighted Average Shares Outstanding                               1,032,619           1,032,619










                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                               For the Three Months Ended           Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                       1999                1998        Stage
                                                          -----------------  ------------------  ------------------
Cash Flows from Operating Activities:
 Reorganization Items:
    Chapter 11 administrative fees                        $              -   $                -  $         (7,000)
                                                          -----------------  ------------------  ------------------
      Net cash used in operating activities                               -                   -            (7,000)
                                                          -----------------  ------------------  ------------------
Cash Flows from Investing Activities:                                     -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash Flows from Financing Activities:
 Proceeds from common stock                                               -                   -               2,000
 Issuance of notes payable-stockholders                                   -                   -               5,000
                                                          -----------------  ------------------  ------------------
     Net cash provided by financing activities                            -                   -               7,000
                                                          -----------------  ------------------  ------------------

Net change in cash and cash equivalents                                   -                   -                   -
Cash and cash equivalents at beginning of year                            -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash and cash equivalents at end of year                  $              -   $                -  $                -
                                                          =================  ==================  ==================

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                                  $          (1,129) $           (1,008) $          (91,219)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses                                          -                   -             114,226
Increase in accounts payable                                            626                 528              16,936
Increase (decrease) accrued expenses                                    503                 480              13,095
Decrease in notes payable - stockholders                                  -                   -              (2,000)
Decrease in liabilities not subject to
compromise:
    Administrative fees                                                   -                   -             (52,181)
Decrease in liabilities subject to compromise:
    Priority claims                                                       -                   -              (4,277)
    Unsecured non-priority claims                                         -                   -              (1,580)
                                                          -----------------  ------------------  ------------------

Net cash used in operating activities                     $                  $                  -  $         (7,000)
                                                          =================  ==================  ==================

                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

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

         The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                    For the Three Months Ended                        For the Three Months Ended
                                         December 31, 1999                                 December 31, 1998
                          -----------------------------------------------   -----------------------------------------------
                                               Number           Loss                             Number           Loss
                                                 of              Per                               of              Per
                               Loss            Shares           Share            Loss            Shares           Share
                              (numerator)      (denominator)                    (numerator)      (denominator)
                          -------------- ------------------ -------------   --------------  ----------------- -------------
Loss to Common

 Shareholders             $       (1,129)         1,032,619 $          -           (1,008)         1,032,619 $           -
                          ============== ================== =============   ==============  ================= =============


NOTE 2 - INCOME TAXES

         The Company has accumulated tax losses estimated at $15,000,000 expiring in years 2000 through 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of December 31, 1999 and 1998 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - 1 FOR 20 STOCK SPLIT

         On February 23, 1998 the Board of Directors approved a 1 for 20 reverse stock split. The financial statements have been retroactively adjusted to reflect the stock split as if it had happened effective on the earliest period presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended September 30, 1999.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PENN-PACIFIC CORPORATION

                                  (Registrant)






DATE:   May 11, 2000                         By:  /s/
     ---------------------                   --------------------------
                                             James O'Brien, President
                                             (Principal Financial and
                                                 Accounting Officer)