Form 10QSB
period 2000-03-31
PENN PACIFIC CORP
filed 2000-05-15
CIK 77140

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                          Commission file number 0-730

                            PENN-PACIFIC CORPORATION.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   95-3227748
--------------------------------------          ---------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118

                    (Address of principal executive offices)

                             (800) 868-7233 ext 228
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2000 951,082
--------------------------

         Transitional Small Business Disclosure Format(check one). Yes   ; No X
                                                                      ---    --

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Penn-Pacific Corporation
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Penn-Pacific Corporation (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

                                                Respectfully submitted
                                                /s/ Robison, Hill & Co.
                                                Certified Public Accountants

Salt Lake City, Utah
May 11, 2000

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                      March 31,       September 30,
                                                                             ------------------  ------------------
                                                                                    2000                1999
                                                                             ------------------  ------------------
ASSETS                                                                       $                -  $                -

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                       19,518  $           16,309
  Accrued expenses                                                                       20,923              16,775
 Notes payable - stockholders                                                             3,000               3,000
                                                                             ------------------  ------------------
          Total Liabilities                                                              43,441              36,084
                                                                             ------------------  ------------------
Stockholders' Equity
Preferred  stock (par value  $1.00),  50,000,000  shares  authorized,  no shares issued at March 31, 2000 and
September 30, 1999                                                                            -                   -
Common stock to be issued                                                                 8,154               8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 951,082 shares issued and outstanding
 March 31, 2000 and September 30, 1999                                                   95,108              95,108
Capital in excess of par value                                                       35,686,105          35,686,105
Retained deficit                                                                    (35,735,361)        (35,735,361)
Deficit accumulated during development stage                                            (97,447)            (90,090)
                                                                             ------------------  ------------------
          Total Stockholders' Equity                                                    (43,441)            (36,084)
                                                                             ------------------  ------------------
          Total Liabilities and Stockholders' Equity                         $                -  $                -
                                                                             ==================  ==================











                     See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                     Cumulative
                                      For the Three Months             For the Six Months              Since
                                             Ended                           Ended                  Inception of
                                           March 31,                       March 31,                Development
                                 ------------------------------ --------------------------------
                                      2000            1999           2000             1999             Stage
                                 -------------- --------------- ---------------  --------------- ------------------
Revenues                         $            - $             - $             -  $             - $                -
                                 -------------- --------------- ---------------  --------------- ------------------
Expenses
  Selling, general and
     administrative expenses              4,950           3,050           4,950            3,050             31,474
                                 -------------- --------------- ---------------  --------------- ------------------
Operating Loss                           (4,950)         (3,050)         (4,950)          (3,050)           (31,474)
Other income (expense):
   Interest expense                      (1,277)         (1,026)         (2,406)          (2,034)           (57,787)
Reorganization items:
   Administrative fees                        -               -               -                -             (8,186)
                                 -------------- --------------- ---------------  --------------- ------------------
Loss before taxes                        (6,227)         (4,076)         (7,356)          (5,084)           (97,447)
Income taxes                                  -               -               -                -                  -
                                 -------------- --------------- ---------------  --------------- ------------------
       Net Loss                  $       (6,227)$        (4,076)$        (7,356) $        (5,084)$          (97,447)
                                 ============== =============== ===============  =============== ==================

Per Share Amounts
Net Loss                         $       (0.01) $               $-       (0.01)  $                -
                                 ============== =============== ===============  ===============
Weighted Average Shares
Outstanding                           1,032,619       1,032,619       1,032,619        1,032,619











                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                 For the Six Months Ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                       2000                1999        Stage
                                                          -----------------  ------------------  ------------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees                    $               -   $               -  $                -
                                                          -----------------  ------------------  ------------------
Reorganization Items:
     Chapter 11 administrative fees                                       -                   -               7,000
                                                          -----------------  ------------------  ------------------
        Net cash used in operating activities                             -                   -              (7,000)
                                                          -----------------  ------------------  ------------------
Cash Flows from Investing Activities:                                     -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash Flows from Financing Activities:
    Proceeds from common stock                                                                                2,000
    Issuance of notes payable stockholders                                -                   -               5,000
         Net cash provided by financing activities                        -                   -               7,000
                                                          -----------------  ------------------  ------------------
Net change in cash and cash equivalents                                   -                   -                   -
Cash and cash equivalents at beginning of year                            -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and cash equivalents at end of year                  $               -   $               -  $                -
                                                          =================  ==================  ==================
Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                                  $          (7,356) $           (5,084) $          (97,447)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses                                          -                   -             114,226
Increase in accounts payable                                          3,208               1,028              19,519
Increase (decrease) accrued expenses                                  4,148               4,056              16,740
Decrease in Notes Payable stockholders                                    -                   -              (2,000)
Decrease in liabilities not subject to
compromise:
    Administrative fees                                                   -                   -             (52,181)
Decrease in liabilities subject to compromise:
    Priority claims                                                       -                   -              (4,277)
    Unsecured non-priority claims                                         -                   -              (1,580)
                                                          -----------------  ------------------  ------------------
Net cash used in operating activities                     $               -   $               -  $           (7,000)
                                                          =================  ==================  ==================




                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Continued)

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

Net Loss per Common Share

         The effect of outstanding common stock equivalents are antidilutive for 2000 and 1999 and are thus not considered.

         The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                         Six Months Ended                                  Six Months Ended
                                          March 31, 2000                                    March 31, 1999
                          -----------------------------------------------   -----------------------------------------------
                                               Number           Loss                             Number           Loss
                                                 of              Per                               of              Per
                               Loss            Shares           Share            Loss            Shares           Share
                              (numerator)      (denominator)                    (numerator)      (denominator)
                          -------------- ------------------ -------------   --------------  ----------------- -------------
Loss to Common
 Shareholders             $       (7,356)         1,032,619 $      (0.01)           (5,084)         1,032,619 $           -
                          ============== ================== =============   ==============  ================= =============


NOTE 2 - INCOME TAXES

         The Company has accumulated tax losses estimated at $15,000,000 expiring in years 2000 through 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of March 31, 2000 and 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - 1 FOR 20 STOCK SPLIT

         On February 23, 1998 the Board of Directors approved a 1 for 20 reverse stock split. The financial statements have been retroactively adjusted to reflect the stock split as if it had happened effective on the earliest period presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended September 30, 2000.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PENN-PACIFIC CORPORATION

                                  (Registrant)






DATE:   May 12, 2000                        By:  /s/
     ---------------------                      -----------------------------
                                                 James O'Brien, CEO/President
                                                   (Principal Financial and
                                                    Accounting Officer)