Form 10QSB
period 2000-06-30
PENN PACIFIC CORP
filed 2000-08-14
CIK 77140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from                      To

                          Commission file number 0-730
                                                 -----

                            PENN-PACIFIC CORPORATION.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 95-3227748
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118
             ------------------------------------------------------
                    (Address of principal executive offices)

                             (800) 868-7233 ext 228
                             -----------------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 11, 2000 951,082
                                                      --------------------------

Transitional Small Business Disclosure Format (check one). Yes      ;  No  X
                                                               ----       ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Penn-Pacific Corporation
(A Development Stage Company)


           We have reviewed the accompanying balance sheets of Penn-Pacific Corporation (a development stage company) as of June 30, 2000 and September 30, 1999, and the related statements of operations for the three and nine month periods ended June 30, 2000 and 1999, and cash flows for the nine month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 11, 2000

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                        June 30,     September 30,
                                                      ------------  --------------
                                                          2000           1999
                                                      ------------   ------------
ASSETS .............................................  $       --     $       --
                                                      ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable .................................        21,489   $     16,309
  Accrued expenses .................................        21,609         16,775
 Notes payable - stockholders ......................         3,000          3,000
                                                      ------------   ------------

          Total Liabilities ........................        46,098         36,084
                                                      ------------   ------------

Stockholders' Equity
Preferred  stock (par value $1.00),  50,000
  shares  authorized,  no shares issued
  at June 30, 2000 and September 30, 1999 ..........          --             --
Common stock to be issued ..........................         8,154          8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 951,082 shares issued and outstanding
 June 30, 2000 and September 30, 1999 ..............        95,108         95,108
Capital in excess of par value .....................    35,686,105     35,686,105
Retained deficit ...................................   (35,735,361)   (35,735,361)
Deficit accumulated during development stage .......      (100,104)       (90,090)
                                                      ------------   ------------

          Total Stockholders' Equity ...............       (46,098)       (36,084)
                                                      ------------   ------------

          Total Liabilities and Stockholders' Equity  $       --     $       --
                                                      ============   ============











                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                                Cumulative
                                For the Three Months        For the Nine Months    Since
                                       Ended                      Ended         Inception of
                                      June 30,                   June 30,        Development
                               ----------------------    ----------------------
                                  2000          1999          2000        1999       Stage
                              -----------   -----------   -----------   ---------  ---------
Revenues ...................  $      --     $      --     $      --     $    --    $    --
                              -----------   -----------   -----------   ---------  ---------

Expenses
  Selling, general and
     administrative expenses        1,260         5,235         6,210       8,285     32,734
                              -----------   -----------   -----------   ---------  ---------

Operating Loss .............       (1,260)       (5,235)       (6,210)     (8,285)   (32,734)

Other income (expense):
   Interest expense ........       (1,397)         (244)       (3,803)     (2,278)   (59,184)

Reorganization items:
   Administrative fees .....         --            --            --          --       (8,186)
                              -----------   -----------   -----------   ---------  ---------

Loss before taxes ..........       (2,657)       (5,479)      (10,013)    (10,563)  (100,104)
Income taxes ...............         --            --            --          --         --
                              -----------   -----------   -----------   ---------  ---------

       Net Loss ............  $    (2,657)  $    (5,479)  $   (10,013)  $ (10,563) $(100,104)
                              ===========   ===========   ===========   =========  =========
Per Share Amounts
Net Loss ...................  $      --     $     (0.01)  $     (0.01)  $   (0.01)
                              ===========   ===========   ===========   =========

Weighted Average Shares
Outstanding ................    1,032,619     1,032,619     1,032,619   1,032,619











                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                          Cumulative
                                                                             Since
                                              For the Nine Months Ended   Inception of
                                                         June 30,         Development
                                                    -------------------
                                                     2000        1999        Stage
                                                    --------   ---------   ----------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........  $   --     $  (3,000)  $     --
                                                    --------   ---------   ----------
Reorganization Items:
     Chapter 11 administrative fees ..............      --         7,000
                                                    --------   ---------   ----------
        Net cash used in operating activities ....      --        (3,000)      (7,000)
                                                    --------   ---------   ----------
Cash Flows from Investing Activities: ............      --          --           --
                                                    --------   ---------   ----------
Cash Flows from Financing Activities:
    Proceeds from common stock ...................     2,000
    Issuance of notes payable stockholders .......      --         3,000        5,000
                                                    --------   ---------   ----------
         Net cash provided by financing activities      --         3,000        7,000
                                                    --------   ---------   ----------
Net change in cash and cash equivalents ..........      --          --           --
Cash and cash equivalents at beginning of year ...      --          --           --
                                                    --------   ---------   ----------
Cash and cash equivalents at end of year .........  $   --     $    --     $     --
                                                    ========   =========   ==========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................  $(10,013)  $ (10,563)  $ (100,104)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................      --          --        114,226
Increase in accounts payable .....................     5,180       3,506       21,489
Increase (decrease) accrued expenses .............     4,833       4,057       17,427
Decrease in Notes Payable stockholders ...........      --          --         (2,000)
Decrease in liabilities not subject to compromise:
    Administrative fees ..........................      --          --        (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................      --          --         (4,277)
    Unsecured non-priority claims ................      --          --         (1,580)
                                                    --------   ---------   ----------

Net cash used in operating activities ............  $   --     $  (3,000)  $   (7,000)
                                                    ========   =========   ==========




                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

           The unaudited financial statements as of June 30, 2000 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Continued)

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

           The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                       Nine Months Ended                     Nine Months Ended
                         June 30, 2000                        June 30, 1999
               ----------------------------------    ------------------------------------
                              Number     Loss                        Number      Loss
                                of        Per                          of         Per
                  Loss        Shares     Share          Loss         Shares      Share
               (numerator) (denominator)             (numerator)  (denominator)
               ----------- ------------ ---------    -----------  ------------- ---------
Loss to Common
 Shareholders  $   (10,013)   1,032,619 $   (0.01)   $   (10,563)     1,032,619 $   (0.01)
               =========== ============ =========    ===========  ============= =========


                        Three Months Ended                    Three Months Ended
                          June 30, 2000                          June 30, 1999
               ----------------------------------    ------------------------------------
                              Number     Loss                       Number       Loss
                                of        Per                         of          Per
                  Loss        Shares     Share          Loss        Shares       Share
               (numerator) (denominator)             (numerator) (denominator)
               ----------- ------------ ---------    -----------  ------------- ---------
Loss to Common
 Shareholders  $    (2,657)   1,032,619 $    --      $    (5,479)     1,032,619 $   (0.01)
               =========== ============ =========    ===========  ============= =========

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Reclassification

           Certain reclassifications have been made in the 1999 financial statements to conform with the June 30, 2000 presentation.

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

NOTE 4 - COMMITMENTS

           As of June 30, 2000 and 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                            -------------------------
                                  (Registrant)





DATE:   August 12, 2000                           By:  /s/
     ------------------------                         ----
                                                 James O'Brien, CEO/President
                                                 (Principal Financial and
                                                 Accounting Officer)