Form 10KSB
period 2000-09-30
PENN PACIFIC CORP
filed 2001-05-02
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For The Fiscal Year Ended: September 30, 2000

                                       or

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934





     For the transition period from                      to

                          Commission file number 0-730
                                                --------

                            PENN-PACIFIC CORPORATION
                 (Name of small business issuer in its charter)



       Delaware                                         95-3227748
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)


             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118
             ------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                Issuer's telephone number (800) 868-7233 ext 225
                                          ----------------------


Securities registered under Section 12(b) of the Act:     NONE

Securities registered under Section 12(g) of the Act:

                           Common Stock Par Value $.10
                           ---------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: None


     To the best knowledge and belief of management there has been no trading, therefore the aggregate market value is not known.


                         (ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS)

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 20, 2001 1,168,698


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

 None

     Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                   Page

PART I

Item 1.  Description of Business...............................................4

Item 2.  Description of Property...............................................4

Item 3.  Legal Proceedings.....................................................4

Item 4.  Submission of Matters to a Vote of Security Holders...................5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............5

Item 6.  Management's Discussion and Analysis or Plan of Operations............6

Item 7.  Financial Statements..................................................7

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..................................................7

PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.....................7

Item 10. Executive Compensation................................................8

Item 11. Security Ownership of Certain Beneficial Owners and Management........8

Item 12. Certain Relationships and Related Transactions........................9

Item 13. Exhibits and Reports on form 8-K.....................................10

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



                         ITEM 2 DESCRIPTION OF PROPERTY


     The Company at this time has no properties. As of September 30, 2000 and 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



                            ITEM 3 LEGAL PROCEEDINGS


     The Company is not presently involved in any legal proceedings.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


     No Matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 30, 2000



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


          2000                                      HIGH BID            LOW BID
                                                    (To the best knowledge of
                                                    management, there was no
                                                    trading of shares for fiscal
                                                    2000 and 1999.)


     The number of shareholders of record of the Company's common stock as of March 20, 2001 was approximately 6473.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.

     The Company over the past three years has sold 217,165 shares of common stock. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:

                                                                 Common Stock
                                                               Shares   Amount
February 17, 2000 shares issued
   to an officer/director for services at
   $0.10 per share ............................................11,860  $ 1,186
February 17, 2000 shares issued
   to officers/directors for services at
   $0.10 per share ............................................205,305   20,351
Total .........................................................217,165  $21,717

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


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Directors and Executive Officers.

Director's   Name    Age    Office                            Term of Office



James O'Brien        62     President and CEO/Director       February 23, 1998
Rose Fischer         46     Secretary/Treasurer/Director     February 23, 1998


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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,168,698 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of March 20, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                           # of
Name and Address             Nature of     Shares
of Beneficial Owners         Ownership     Owned            Percent
Directors

Principal Shareholders


John Allison                 Common        71,500            6.12
Alpha Beta LLC               Common        90,945            7.78
Celex-Nevada                 Common        97,750            8.36
Wayne H. Creasy              Common        66,063            5.65
Cede & Co.                   Common       179,085           15.32
Optima International         Common       205,305           17.58
George White                 Common        70,500            6.03



All Executive Officers and
Directors as a Group (2
persons)                     Direct        11,860           1.015%
                             Options         None           None %
                             Total         11,860           1.015%





             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During 1999 an officer and director loaned the Company $3,000. The note is payable on demand plus interest. During 2000, the note holder accepted 11,860 shares of common stock at par value in exchange for part of the note. The balance due as of September 30, 2000 is $1,814.

     As of September 30, 2000 and 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this report.

1.     Financial Statements                                             Page
                                                                        ----

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1
Balance Sheets
 September 30, 2000 and 1999.................................................F-2
Statements of Operations
  For the Years Ended September 30, 2000 and 1999............................F-3
Statements of Changes in Stockholders' Equity
  For the Years Ended September 30, 2000 and 1999............................F-4
Statements of Cash Flows
  For the Years Ended September 30, 2000 and 1999............................F-5
Notes to Financial Statements
 September 30, 2000 and 1999.................................................F-7

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

                            PENN-PACIFIC CORPORATION

Dated: May 1, 2001                     By  /S/     James O'Brien
                                       -------------------------
                                       James O'Brien
                                       President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of May 2001.

Signatures                                    Title

/S/     James O'Brien
James O'Brien                                 President, C.E.O., Director
                                              (Principal Executive, Financial
                                              and Accounting Officer)

/S/    Rose Fischer
Rose Fischer                                  Secretary, Treasurer and Director

                            PENN PACIFIC CORPORATION

                          (A Development Stage Company)

                                      - : -

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

                                    CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  September 30, 2000 and 1999..............................................F - 2

Statements of Operations
  For the Years Ended September 30, 2000 and 1999..........................F - 3

Statements of Changes in Stockholders' Equity
  For the Years Ended September 30, 2000 and 1999..........................F - 4

Statements of Cash Flows
  For the Years Ended September 30, 2000 and 1999..........................F - 5

Notes to Financial Statements..............................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Penn Pacific Corporation
Las Vegas, Nevada

Board Members:

     We have audited the accompanying balance sheets of Penn Pacific Corporation (a development Stage Company), as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn Pacific Corporation (a development Stage Company), as of September 30, 2000 and 1999 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              Respectfully submitted,



                                              /s/ ROBISON, HILL & CO.
                                              Certified Public Accountants

Salt Lake City, Utah
December 29, 2000

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                September 30,
                                                          ---------------------------
                                                              2000           1999
                                                          ------------   ------------
ASSETS .................................................  $       --     $       --
                                                          ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable .....................................  $     24,671   $     16,310
  Accrued expenses .....................................        22,341         16,775
  Notes payable - stockholders .........................         1,814          3,000
                                                          ------------   ------------

          Total Liabilities ............................        48,826         36,085
                                                          ------------   ------------

Stockholders' Equity
Preferred  stock (par value $1.00),
  50,000,000 shares authorized,
  no shares issued at
  September 30, 2000 and 1999 ..........................          --             --
Common stock to be issued ..............................         8,154          8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 1,168,698 shares issued and outstanding at
  September 30, 2000 and 951,533 at September 30, 1999 .       116,870         95,153
Capital in excess of par value .........................    35,686,059     35,686,059
Retained deficit .......................................   (35,735,361)   (35,735,361)
Deficit accumulated during development stage ...........      (124,548)       (90,090)
                                                          ------------   ------------

          Total Stockholders' Equity ...................       (48,826)       (36,085)
                                                          ------------   ------------

          Total Liabilities and Stockholders' Equity ...  $       --     $       --
                                                          ============   ============






   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                   Cumulative
                                                                   Since
                                                                   January 13,
                                                                   1997
                                              For the Year Ended   Inception of
                                                 September 30,     Development
                                            -----------------------------------
                                                2000        1999       Stage
                                            -----------   ---------   ---------
Revenues .................................  $      --     $    --     $    --
                                            -----------   ---------   ---------

Expenses
  Selling, general and
  administrative expenses ................       29,155       8,835      55,679
                                            -----------   ---------   ---------

Operating Loss ...........................      (29,155)     (8,835)    (55,679)

Other income (expense):
   Interest expense ......................       (5,303)     (3,969)    (60,683)

Reorganization items:
   Administrative fees ...................         --          --         8,186
                                            -----------   ---------   ---------

Loss before taxes ........................      (34,458)    (12,804)   (124,548)
Income taxes .............................         --          --          --
                                            -----------   ---------   ---------

       Net Loss ..........................  $   (34,458)    (12,804)  $(124,548)
                                            ===========   =========   =========


Per Share Amounts
Net Income (Loss) ........................  $     (0.03)  $   (0.01)
                                            ===========   =========

Weighted Average Shares Outstanding ......    1,085,997     951,533











    The accompanying nots are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                        Since
                                                                                                                        January 13,
                                                                                                                        1997
                                                   Common Stock                                                         Inception of
                                   Preferred       To be Issued             Common             Excess of    Accumulated Development
                                     Stock      Shares    Amount        Shares   Amount        Par value    Deficit       Stage
                                    --------   --------   ----------   -------  -----------   -----------   -----------   --------
Balance October 1, 1996 ......          --      163,158   $   16,316   774,033  $    77,403  $ 35,701,059 $ (35,735,361)$     --

Issuance of stock ............          --     (142,500)     (14,250)  142,500       14,250          --            --         --
Issuance of stock for cash ...          --         --           --      35,000        3,500       (18,000)         --         --

Stock to be issued in exchange
for debt (bankruptcy claims) .          --       29,019        2,901      --           --            --            --         --

Net Loss .....................          --         --           --        --           --            --            --      (61,855)
                                    --------   --------   ----------   -------  -----------   -----------   -----------   --------
Balance September 30, 1997 ...          --       49,677        4,967   951,533       95,153    35,683,059   (35,735,361)   (61,855)

Stock to be issued in exchange
for debt .....................                                                         --          31,860         3,187      3,000

Net Loss .....................          --         --           --        --           --            --            --      (15,431)
                                    --------   --------   ----------   -------  -----------   -----------   -----------   --------
Balance September 30, 1998 ...          --       81,537        8,154   951,533       95,153    35,686,059   (35,735,361)   (77,286)

Net Loss .....................          --         --           --        --           --            --            --      (12,804)
                                    --------   --------   ----------   -------  -----------   -----------   -----------   --------
Balance September 30, 1999 ...          --       81,537        8,154   951,533       95,153    35,686,059   (35,735,361)   (90,090)

Stock issued for services ....          --         --           --     205,305       20,531          --            --         --
Stock issued for note payable                                             --           --            --          11,860      1,186

Net Loss .....................          --         --           --        --           --            --            --      (34,458)
                                    --------   --------   ----------   -------  -----------   -----------   -----------   --------
Balance September 30, 2000 ...          --       81,537   $    8,154 1,168,698  $   116,870  $ 35,686,059 $ (35,735,361)$ (124,548)
                                    ========   ========   ==========   =======  ===========   ===========   ===========   ========


   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                         Cumulative
                                                                         Since
                                                                         January 13,
                                                                         1997
                                                 For the Year Ended      Inception of
                                                      September 30,      Development
                                                    -------------------------------
                                                      2000       1999       Stage
                                                    --------   --------   ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........  $   --     $   --     $    --
                                                    --------   --------   ---------
      Net cash used by operating activities before
        reorganization items .....................      --         --          --
                                                    --------   --------   ---------
  Reorganization Items:
    Chapter 11 administrative fees ...............      --         --        (7,000)
                                                    --------   --------   ---------
      Net cash used in operating activities ......      --         --        (7,000)
                                                    --------   --------   ---------

Cash Flows from Investing Activities: ............      --         --          --
                                                    --------   --------   ---------

Cash Flows from Financing Activities:
  Proceeds from common stock .....................      --         --         2,000
  Issuance of notes payable-stockholders .........      --         --         5,000
                                                    --------   --------   ---------
      Net cash provided by financing activities ..      --         --         7,000
                                                    --------   --------   ---------

Net change in cash and cash equivalents ..........      --         --          --
Cash and cash equivalents at beginning of year ...      --         --          --
                                                    --------   --------   ---------
Cash and cash equivalents at end of year .........  $   --     $   --     $    --
                                                    ========   ========   =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................  $(34,458) $ (12,804)  $(124,548)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................    20,531       --       134,757
Increase in accounts payable .....................     8,361      4,787      24,671
Increase accrued expenses ........................     5,566      5,017      18,158
Common stock issued for notes payable ............     1,186       --         1,186
Increase (Decrease) in
   Notes payable - stockholders ..................    (1,186)     3,000      (3,186)
Decrease in liabilities not subject to
compromise:
    Administrative fees ..........................      --         --       (52,181)
Decrease in liabilities subject to compromise:
    Unsecured non-priority claims ................      --         --        (1,580)
    Priority claims ..............................      --         --        (4,277)
                                                    --------   --------   ---------
Net cash used in operating activities ............  $   --     $   --     $  (7,000)
                                                    ========   ========   =========

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                    Cumulative
                                                                    Since
                                                                    January 13,
                                                                    1997
                                                For the Year Ended  Inception of
                                                     September 30,  Development
                                                   -------------------
                                                     2000       1999    Stage
                                                   --------  ---------  --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................  $   --    $    --    $   --
  Franchise and income taxes ....................  $   --    $    --    $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None























   The accompanying notes are an integral part of these financial statements.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share

     The effect of outstanding common stock equivalents are antidilutive for 2000 and 1999 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                           2000                                      1999
                    ---------------------------------   ----------------------------
                                  Number       Loss                 Number    Loss
                                  of           Per                  of        Per
                     Loss         Shares       Share    Loss        Shares    Share
                    (numerator)  (denominator)         (numerator) (denominator)
                    ----------   -----------  -------   --------   ---------  ------
Loss to Common
Shareholders .......$  (34,458)  1,085,997    $ (0.03)  $(12,804)  951,533    $(0.01)
                    ==========   ===========  =======   ========   =========  ======

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $14,000,000 expiring in years 2001 through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

NOTE 3 - DEVELOPMENT STAGE

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (Continued)


NOTE 4 - COMMITMENTS

     As of September 30, 2000 and 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - 1 FOR 20 STOCK SPLIT

     On February 23, 1998 the Board of Directors approved a 1 for 20 reverse stock split. The financial statements have been retroactively adjusted to reflect the stock split as if it had happened effective on the earliest period presented.