Form 10QSB
period 2000-12-31
PENN PACIFIC CORP
filed 2001-05-02
CIK 77140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000

   ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

           For the transition period from            To

             Commission file number 0-730
                                    -----

                            PENN-PACIFIC CORPORATION.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                     95-3227748
-------------------------------                 ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118
             ------------------------------------------------------
                    (Address of principal executive offices)

                             (800) 868-7233 ext 225
                             -----------------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 20, 2001 1,168,698


     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Penn-Pacific Corporation
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Penn-Pacific Corporation (a development stage company) as of December 31, 2000 and September 30, 2000, and the related statements of operations, and cash flows for the three month period ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                         Respectfully submitted



                                         /s/ ROBISON, HILL & CO.
                                         Certified Public Accountants

Salt Lake City, Utah
April 23, 2001

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                        December 31,  September 30,
                                                       ------------   ------------
                                                          2000           2000
                                                       ------------   ------------
ASSETS ..............................................  $       --     $       --
                                                       ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable ..................................  $     25,461   $     24,671
  Accrued expenses ..................................        23,028         22,341
 Notes payable - stockholders .......................         1,814          1,814
                                                       ------------   ------------

          Total Liabilities .........................        50,303         48,826
                                                       ------------   ------------

Stockholders' Equity
Preferred  stock (par value $1.00),
  50,000,000 shares  authorized,
  no shares issued at December 31, 2000
  and September 30, 2000 ............................          --             --
Common stock to be issued ...........................         8,154          8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 1,168,698 shares issued and outstanding
  December 31, 2000 and September 30, 2000 ..........       116,870        116,870
Capital in excess of par value ......................    35,686,059     35,686,059
Retained deficit ....................................   (35,735,361)   (35,735,361)
Deficit accumulated during development stage ........      (126,025)      (124,548)
                                                       ------------   ------------

          Total Stockholders' Equity ................       (50,303)       (48,826)
                                                       ------------   ------------

          Total Liabilities and Stockholders' Equity   $       --     $       --
                                                       ============   ============





                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                    Cumulative
                                                                    Since
                                                                    January 13,
                                                                    1997
                                         For the Three Months Ended Inception of
                                               December 31,         Development
                                         --------------------------
                                             2000          1999       Stage
                                          -----------   -----------   ---------
Revenues ...............................  $      --     $      --     $    --
                                          -----------   -----------   ---------

Expenses
  Selling, general
  and administrative expenses ..........         --            --        55,679
                                          -----------   -----------   ---------

Operating Loss .........................         --            --       (55,679)

Other income (expense):
   Interest expense ....................       (1,477)       (1,129)    (62,160)

Reorganization items:
   Administrative fees .................         --            --        (8,186)
                                          -----------   -----------   ---------

Loss before taxes ......................       (1,477)       (1,129)   (126,025)
Income taxes ...........................         --            --          --
                                          -----------   -----------   ---------

       Net Loss ........................   $(1,477) $        (1,129)  $(126,025)
                                          ===========   ===========   =========


Per Share Amounts
Net Loss ...............................  $      --     $      --
                                          ===========   ===========

Weighted Average Shares Outstanding ....    1,168,698     1,032,619









                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                              Cumulative
                                                                              Since January
                                                                              13, 1997
                                               For the Three Months Ended     Inception of
                                                         December 31,         Development
                                                     ----------------------
                                                        2000       1999       Stage
                                                     -----------  ---------   ---------
Cash Flows from Operating Activities:
 Reorganization Items:
    Chapter 11 administrative fees ...........       $      --    $    --     $  (7,000)
                                                     -----------  ---------   ---------
      Net cash used in operating activities ..              --         --        (7,000)
                                                     -----------  ---------   ---------

Cash Flows from Investing Activities: ........              --         --          --
                                                     -----------  ---------   ---------

Cash Flows from Financing Activities:
 Proceeds from common stock ..................              --         --         2,000
 Issuance of notes payable-stockholders ......              --         --         5,000
                                                     -----------  ---------   ---------
     Net cash provided by financing activities              --         --         7,000
                                                     -----------  ---------   ---------

Net change in cash and cash equivalents ......              --         --          --
Cash and cash equivalents at beginning of year              --         --          --
                                                     -----------  ---------   ---------

Cash and cash equivalents at end of year .....       $       --    $    --     $    --
                                                     ===========  =========   =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .....................................       $    (1,477) $  (1,129)  $(126,025)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .............              --         --       134,757
Increase in accounts payable .................               790        626      25,461
Increase (decrease) accrued expenses .........               687        503      18,845
Common stock issued for notes payable ........              --         --         1,186
Decrease in notes payable - stockholders .....              --         --        (3,186)
Decrease in liabilities not subject to
compromise:
    Administrative fees ......................              --         --       (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..........................              --         --        (4,277)
    Unsecured non-priority claims ............              --         --        (1,580)
                                                     -----------  ---------   ---------

Net cash used in operating activities ........       $      --    $    --     $  (7,000)
                                                     ===========  =========   =========

                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of December 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

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

Net Loss per Common Share

     The effect of outstanding common stock equivalents are antidilutive for the three months ended December 31, 2000 and 1999 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                  For the Three Months Ended               For the Three Months Ended
                      December 31, 2000                       December 31, 1999
                ---------------------------------    ------------------------------------
                             Number      Loss                     Number      Loss
                             of          Per                      of          Per
                  Loss       Shares      Share        Loss        Shares      Share
                 (numerator)(denominator)            (numerator) (denominator)
                ----------- ------------ --------    ---------- ------------- -----------
Loss to Common
 Shareholders   $    (1,477)   1,168,698 $   --      $   (1,129)    1,032,619 $      --
                =========== ============ ========    ========== ============= ===========

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $15,000,000 expiring in years 2000 through 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 and 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                            ------------------------
                                  (Registrant)





DATE:   May 1, 2001                                 By:  /s/
     --------------------                                ----
                                                    James O'Brien, President
                                                    (Principal Financial and
                                                    Accounting Officer)