Form 10QSB
period 2001-03-31
PENN PACIFIC CORP
filed 2001-05-02
CIK 77140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

                             (800) 868-7233 ext 225
                           (Issuer's telephone number)

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


     We have reviewed the accompanying balance sheets of Penn-Pacific Corporation (a development stage company) as of March 31, 2001 and September 30, 2000, and the related statements of operations, and cash flows for the three and six month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                           Respectfully submitted



                                           /s/ ROBISON, HILL & CO.
                                           Certified Public Accountants

Salt Lake City, Utah
April 23, 2001

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                        March 31,     September 30,
                                                       ------------   ------------
                                                          2001           2000
                                                       ------------   ------------
ASSETS ..............................................  $       --     $       --
                                                       ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable ..................................        24,774   $     24,671
  Accrued expenses ..................................        23,714         22,341
 Notes payable - stockholders .......................         4,129          1,814
                                                       ------------   ------------

          Total Liabilities .........................        52,617         48,826
                                                       ------------   ------------

Stockholders' Equity
Preferred  stock (par value .........................                      $1.00),
  50,000,000 shares  authorized,
  no shares issued at March 31, 2001
  and September 30, 2000 ............................          --             --
Common stock to be issued ...........................         8,154          8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 1,168,698 shares issued and outstanding
 March 31, 2001 and September 30, 2000 ..............       116,870        116,870
Capital in excess of par value ......................    35,686,059     35,686,059
Retained deficit ....................................   (35,735,361)   (35,735,361)
Deficit accumulated during development stage ........      (128,339)      (124,548)
                                                       ------------   ------------

          Total Stockholders' Equity ................       (52,617)       (48,826)
                                                       ------------   ------------

          Total Liabilities and Stockholders' Equity   $       --     $       --
                                                       ============   ============











                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                    Cumulative
                                                                    Since
                                                                    January 13,
                           For the Three Months For the Six Months  1997
                                 Ended                Ended         Inception of
                                 March 31,            March 31,     Development
                              -----------------   -----------------
                               2001      2000      2001      2000       Stage
                              -------   -------   -------   -------   ---------
Revenues ...................  $  --     $  --     $  --     $  --     $    --
                              -------   -------   -------   -------   ---------

Expenses
  Selling, general and
     administrative expenses      825     4,950       825     4,950      56,504
                              -------   -------   -------   -------   ---------

Operating Loss .............     (825)   (4,950)     (825)   (4,950)    (56,504)

Other income (expense):
   Interest expense ........   (1,489)   (1,277)   (2,966)   (2,406)    (63,649)

Reorganization items:
   Administrative fees .....     --        --        --        --        (8,186)
                              -------   -------   -------   -------   ---------

Loss before taxes ..........   (2,314)   (6,227)   (3,791)   (7,356)   (128,339)
Income taxes ...............     --        --        --        --          --
                              -------   -------   -------   -------   ---------

       Net Loss ............  $(2,314) $(6,227)$  (3,791)$  (7,356) $  (128,339)
                              =======   =======   =======   =======   =========


Per Share Amounts
Net Loss                      $  --    $  (0.01)  $  --     $ (0.01)
                              =======  ========   =======   =======

Weighted Average Shares
Outstanding                 1,168,698 1,032,619 1,168,698 1,032,619










                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                    Cumulative
                                                                    Since
                                                                    January 13,
                                                                    1997
                                           For the Six Months Ended Inception of
                                                       March 31,    Development
                                                    ---------------------------
                                                      2000     1999    Stage
                                                    ------  -------   ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........  $ --    $  --     $    --
                                                    ------  -------   ---------
Reorganization Items:
     Chapter 11 administrative fees ..............    --       --         7,000
                                                    ------  -------   ---------
        Net cash used in operating activities ....    --       --        (7,000)
                                                    ------  -------   ---------
Cash Flows from Investing Activities: ............    --       --          --
                                                    ------  -------   ---------
Cash Flows from Financing Activities:
    Proceeds from common stock ...................   2,000
    Issuance of notes payable stockholders .......    --       --         5,000
                                                    ------  -------   ---------
         Net cash provided by financing activities    --       --         7,000
                                                    ------  -------   ---------
Net change in cash and cash equivalents ..........    --       --          --
Cash and cash equivalents at beginning of year ...    --       --          --
                                                    ------  -------   ---------
Cash and cash equivalents at end of year .........  $ --    $  --     $    --
                                                    ======  =======   =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................  $(3,791) (7,356)  $(128,339)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................    --       --       134,757
Increase (decrease) in accounts payable ..........     103    3,208      24,774
Increase (decrease) accrued expenses .............   1,373    4,148      19,531
Common stock issued for notes payable ............    --       --         1,186
Increase (decrease) in Notes Payable .............   2,315     --          (871)
Decrease in liabilities not subject to
compromise:
    Administrative fees ..........................    --       --       (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................    --       --        (4,277)
    Unsecured non-priority claims ................    --       --        (1,580)
                                                    ------  -------   ---------

Net cash used in operating activities ............  $ --    $  --     $  (7,000)
                                                    ======  =======   =========


                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of March 31, 2001 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

Net Loss per Common Share

     The effect of outstanding common stock equivalents are antidilutive for 2001 and 2000 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                       Three Months Ended                       Three Months Ended
                         March 31, 2001                            March 31, 2000
                 -----------------------------------    ----------------------------------
                              Number       Loss                     Number      Loss
                              of           Per                      of          Per
                  Loss        Shares       Share         Loss       Shares      Share
                 (numerator) (denominator)              (numerator)(denominator)
                 ----------- ------------- ---------    ---------- ------------ ----------
Loss to Common
 Shareholders    $    (2,314)    1,168,698 $    --      $   (6,227)   1,032,619 $    (0.01)
                 =========== ============= =========    ========== ============ ==========

                       Six Months Ended                          Six Months Ended
                        March 31, 2001                             March 31, 2000
                 -----------------------------------    ----------------------------------
                              Number       Loss                     Number      Loss
                              of           Per                      of          Per
                  Loss        Shares       Share         Loss       Shares      Share
                 (numerator) (denominator)              (numerator)(denominator)
                 ----------- ------------- ---------    ---------- ------------ ----------
Loss to Common
 Shareholders    $    (3,791)    1,168,698 $    --      $   (7,356)   1,032,619 $    (0.01)
                 =========== ============= =========    ========== ============ ==========



                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     The Company did not file a report on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                                  (Registrant)





DATE:   May 1, 2001                                 By:  /s/
     --------------------                               ----
                                                    James O'Brien, CEO/President
                                                    (Principal Financial and
                                                     Accounting Officer)