Form 10QSB
period 2001-06-30
PENN PACIFIC CORP
filed 2001-08-14
CIK 77140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                          Commission file number 0-730

                            PENN-PACIFIC CORPORATION.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      95-3227748
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

             4525 W. Hacienda Ave, Ste 12H, Las Vegas, Nevada 89118
                    (Address of principal executive offices)

                             (800) 868-7233 ext 225
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,168,698

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Penn-Pacific Corporation
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Penn-Pacific Corporation (a development stage company) as of June 30, 2001 and September 30, 2000, and the related statements of operations for the three and nine month periods ended June 30, 2001 and 2000, and cash flows for the nine months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 14, 2001

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                         June 30,    September 30,
                                                       ------------   ------------
                                                           2001           2000
                                                       ------------   ------------
ASSETS ..............................................  $       --     $       --
                                                       ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable ..................................  $     29,775   $     24,671
  Accrued expenses ..................................        27,633         22,341
 Notes payable - stockholders .......................         4,129          1,814
                                                       ------------   ------------

          Total Liabilities .........................        61,537         48,826
                                                       ------------   ------------

Stockholders' Equity
Preferred stock (par value $1.00),
  50,000,000 shares authorized, no shares
  issued at June 30, 2001 and
September 30, 2000 ..................................          --             --
Common stock to be issued ...........................         8,154          8,154
Common stock (par value $.10), 100,000,000 shares
  authorized, 1,168,698 shares issued and outstanding
     June 30, 2001 and September 30, 2000 ...........       116,870        116,870
Capital in excess of par value ......................    35,686,059     35,686,059
Retained deficit ....................................   (35,735,361)   (35,735,361)
Deficit accumulated during development stage ........      (137,259)      (124,548)
                                                       ------------   ------------

          Total Stockholders' Equity ................       (61,537)       (48,826)
                                                       ------------   ------------

          Total Liabilities and Stockholders' Equity   $       --     $       --
                                                       ============   ============






                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                                           Cumulative
                                                                                             Since
                                                                                           January 13,
                                 For the Three Months          For the Nine Months            1997
                                        Ended                         Ended               Inception of
                                        June 30,                      June 30,             Development
                               --------------------------    --------------------------
                                   2001           2000           2001           2000           Stage
                               -----------    -----------    -----------    -----------    -----------
Revenues ...................   $      --      $      --      $      --      $      --      $      --
                               -----------    -----------    -----------    -----------    -----------

Expenses
  Selling, general and
     administrative expenses         7,175          1,260          8,000          6,210         63,679
                               -----------    -----------    -----------    -----------    -----------

Operating Loss .............        (7,175)        (1,260)        (8,000)        (6,210)       (63,679)

Other income (expense):
   Interest expense ........        (1,745)        (1,397)        (4,711)        (3,803)       (65,394)

Reorganization items:
   Administrative fees .....          --             --             --             --           (8,186)
                               -----------    -----------    -----------    -----------    -----------

Loss before taxes ..........        (8,920)        (2,657)       (12,711)       (10,013)      (137,259)
Income taxes ...............          --             --             --             --             --
                               -----------    -----------    -----------    -----------    -----------

       Net Loss ............   $    (8,920)   $    (2,657)   $   (12,711)   $   (10,013)   $  (137,259)
                               ===========    ===========    ===========    ===========    ===========


Per Share Amounts
Net Loss ...................   $     (0.01)   $      --      $     (0.01)   $     (0.01)
                               ===========    ===========    ===========    ===========

Weighted Average Shares
Outstanding ................     1,168,698      1,032,619      1,168,698      1,032,619





                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                              Cumulative
                                                                                Since
                                                                              January 13,
                                                                                1997
                                                   For the Nine Months Ended  Inception of
                                                           June 30,           Development
                                                     ----------------------
                                                       2001         2000        Stage
                                                     ---------    ---------    ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ...........   $    --      $    --      $    --
                                                     ---------    ---------    ---------
Reorganization Items:
     Chapter 11 administrative fees ..............        --           --          7,000
                                                     ---------    ---------    ---------
        Net cash used in operating activities ....        --           --         (7,000)
                                                     ---------    ---------    ---------
Cash Flows from Investing Activities: ............        --           --           --
                                                     ---------    ---------    ---------
Cash Flows from Financing Activities:
    Proceeds from common stock ...................       2,000
    Issuance of notes payable stockholders .......        --           --          5,000
                                                     ---------    ---------    ---------
         Net cash provided by financing activities        --           --          7,000
                                                     ---------    ---------    ---------
Net change in cash and cash equivalents ..........        --           --           --
Cash and cash equivalents at beginning of year ...        --           --           --
                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year .........   $    --      $    --      $    --
                                                     =========    =========    =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss .........................................   $ (12,711)   $ (10,013)   $(137,259)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Common stock issued for expenses .................        --           --        134,757
Increase (decrease) in accounts payable ..........       5,104        5,180       29,775
Increase (decrease) accrued expenses .............       5,292        4,833       23,450
Common stock issued for notes payable ............        --           --          1,186
Increase (decrease) in Notes Payable .............       2,315         --           (871)
Decrease in liabilities not subject to
compromise:
    Administrative fees ..........................        --           --        (52,181)
Decrease in liabilities subject to compromise:
    Priority claims ..............................        --           --         (4,277)
    Unsecured non-priority claims ................        --           --         (1,580)
                                                     ---------    ---------    ---------

Net cash used in operating activities ............   $    --      $    --      $  (7,000)
                                                     =========    =========    =========

                 See accompanying notes and accountants' report.

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Penn Pacific Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

         The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                                        Three Months Ended                                Three Months Ended
                                           June 30, 2001                                     June 30, 2000
                          -----------------------------------------------   -----------------------------------------------
                                               Number           Loss                             Number           Loss
                                                 of              Per                               of              Per
                               Loss            Shares           Share            Loss            Shares           Share
                              (numerator)      (denominator)                    (numerator)      (denominator)
                          -------------- ------------------ -------------   --------------  ----------------- -------------
Loss to Common
 Shareholders             $       (8,920)         1,168,698 $      (0.01)   $       (2,657)         1,032,619 $        --
                          ============== ================== =============   ==============  ================= =============

                                         Nine Months Ended                                 Nine Months Ended
                                           June 30, 2001                                     June 30, 2000
                          -----------------------------------------------   -----------------------------------------------
                                               Number           Loss                             Number           Loss
                                                 of              Per                               of              Per
                               Loss            Shares           Share            Loss            Shares           Share
                              (numerator)      (denominator)                    (numerator)      (denominator)
                          -------------- ------------------ -------------   --------------  ----------------- -------------
Loss to Common
 Shareholders             $      (12,711)         1,168,698 $      (0.01)   $      (10,013)         1,032,619 $      (0.01)
                          ============== ================== =============   ==============  ================= =============

                            PENN PACIFIC CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PENN-PACIFIC CORPORATION
                                  (Registrant)





DATE:   August 14, 2001                     By:  /s/ JAMES O'BRIEN
     -----------------------                    -------------------------------
                                                 James O'Brien, CEO/President
                                                (Principal Financial and
                                                 Accounting Officer)