Form 10KSB
period 2002-09-30
PENN PACIFIC CORP
filed 2005-06-01
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2002

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                          Commission file number 0-730

                               Penn-Pacific Corp.
                 (Name of small business issuer in its charter)

           Nevada                                           95-3227748
------------------------------------              ------------------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

                3325 Griffin Road, #200, Ft. Lauderdale, FL 33323
--------------------------------------------------------------------------------
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

Total revenues for fiscal year ended September 30, 2002: $0

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

          2002                              HIGH BID          LOW BID
                                            (To the best knowledge of
                                            management, there was no
                                            trading of shares for fiscal
                                            2002 and 2001)


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

Recent Sales of Unregistered Securities.

         The Company over the past three years has sold 217,165 shares of common stock. The stock was not sold through an underwriter and was not sold through a public offer. A summary of the transactions follows:

                                                          Common Stock
                                                       Shares          Amount
February 17, 2000 shares issued
   to an officer/director for services at
   $0.10 per share                                    11,860$          1,186
February 17, 2000 shares issued
   to officers/directors for services at
   $0.10 per share                                   205,305          20,351
Total                                                217,165      $   21,717

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

RESULTS OF OPERATIONS - The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. During the period from January 13, 1997 through September 30, 2002, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2002, reflects a current asset value of $0.00, and a total asset value of $0.00.

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

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at September 30, 2002 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,168,698 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of September 30, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                  # OF
NAME AND ADDRESS                        NATURE OF                 SHARES
OF BENEFICIAL OWNERS                    OWNERSHIP                  OWNED                   PERCENT
DIRECTORS

PRINCIPAL SHAREHOLDERS


John Allison                            Common                       71,500                    6.12
Alpha Beta LLC                          Common                       90,945                    7.78
Celex-Nevada                            Common                       97,750                    8.36
Wayne H. Creasy                         Common                       66,063                    5.65
Cede & Co.                              Common                      179,085                   15.32
Optima International                    Common                      205,305                   17.58
George White                            Common                       70,500                    6.03

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (1
PERSON)                                 Direct                       11,860                    1.015%
                                        Options                      None                      None%
                                         Total                       11,860                   1.015%

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         During 1999 an officer and director loaned the Company $3,000. The note is payable on demand plus interest. During 2000, the note holder accepted 11,860 shares of common stock at par value in exchange for part of the note. The balance due as of September 30, 2002 is $-0-.

         As of September 30, 2002 and 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                                                                  PAGE

Robison, Hill & Co.'s Independent Auditor's Report                                                            F - 1

Balance Sheets
  September 30, 2002 and 2001                                                                                 F - 2

Statements of Operations for the
  Years Ended September 30, 2002 and 2001                                                                     F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception of the development stage) to September 30, 2002                            F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2002 and 2001                                                                     F - 5

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

                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2002 and 2001:


           Service                               2002                      2001
------------------------------          ----------------------     ---------------------
Audit Fees                              $                  950     $               4,950
Audit-Related Fees                                           -                         -
Tax Fees                                                     -                       350
All Other Fees                                               -                         -
                                        ----------------------     ---------------------
Total                                   $                  950     $               5,300
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

                               PENN-PACIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2002 AND 2001

                                    CONTENTS


                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  September 30, 2002 and 2001..............................................................................F - 2

Statements of Operations for the
  Years Ended September 30, 2002 and 2001..................................................................F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception of the development stage) to September 30, 2002.........................F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2002 and 2001..................................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Penn-Pacific Corp.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2002 and 2001, and the related statements of operations, and cash flows for the two years ended September 30, 2002, and the statement of stockholders' equity from January 13, 1997 (inception of the development stage) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp. (a development stage company) as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the two years ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 10, 2005

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                         September 30,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $           31,076  $           30,126
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, Par value $.0001
     Series A, Authorized 10,000,000 shares, None issued                                      -                   -
     Series B, authorized 9,990,000 shares, None issued                                       -                   -
     Series C, Authorized 10,000 shares, None issued                                          -                   -
  Common Stock, Par value $.00001
    Authorized 500,000,000 shares,
    Issued 1,168,698 Shares at September 30,
    2002 and 2001                                                                            12                  12
  Paid-In Capital                                                                    35,811,071          35,811,071
  Retained Deficit                                                                  (35,735,362)        (35,735,362)
  Deficit Accumulated During the
    Development Stage                                                                  (106,797)           (105,847)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (31,076)            (30,126)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================















   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                      since
                                                                                    January 13,
                                                                                      1997
                                                 For the year ended               inception of
                                                    September 30,                  development
                                        -------------------------------------
                                               2002               2001                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                              950              5,300             106,797
                                        ------------------  -----------------   -----------------

     Net Loss                           $             (950) $          (5,300)  $        (106,797)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================























   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE JANUARY 13, 1997 (INCEPTION OF THE DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            January 13,
                                                                                                                1997
                                                                                                            inception of
                                                 Common Stock             Paid-In           Retained        Development
                                             Shares       Par Value       Capital           Deficit            Stage
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at October 1, 1996                      951,533  $         10 $     35,789,356 $      (35,735,362)$               -

Net Loss                                              -             -                -                  -          (61,855)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1997                   951,533            10       35,789,356        (35,735,362)         (61,855)

November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                                  -             -                -                  -                -
Net Loss                                              -             -                -                  -          (15,431)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1998                   951,533            10       35,789,356        (35,735,362)         (77,286)

Capital contributed by shareholder                    -             -                                   -                -
Net Loss                                              -             -                -                  -          (12,804)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1999                   951,533            10       35,789,356        (35,735,362)         (90,090)

Stock Issued for services                       205,305             2           20,529
Stock Issued for expenses                        11,860             -            1,186                  -                -
Net Loss                                              -             -                -                  -          (10,457)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2000                 1,168,698            12       35,811,071        (35,735,362)        (100,547)
Net Loss                                              -             -                -                  -           (5,300)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2001                 1,168,698            12       35,811,071        (35,735,362)        (105,847)
Net Loss                                              -             -                -                  -             (950)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2002                 1,168,698  $         12 $     35,811,071 $      (35,735,362)$       (106,797)
                                          =============  ============ ================ ================== ================







   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      13, 1997
                                                                   For the years ended              Inception of
                                                                      September 30,                 Development
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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $950 and $5,300 for the year ended September 30, 2002 and 2001 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company has no products or services as of September 30, 2002. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                              ------              ------
                                                           (Numerator)
(Denominator) Amount

                                                                   For the year ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (950)           1,168,698  $                  -
                                                        ==================  ===================  ==================

                                                                   For the year ended September 30, 2000
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (5,300)           1,168,698  $                    -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2002 and 2001 and are thus not considered. There are no common stock equivalents outstanding at September 30, 2002 and 2001.

NOTE 3 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $106,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY (continued)

course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - SUBSEQUENT EVENTS

Delinquent Delaware Annual Corporate Report

         As of September 30, 2002 the Company is delinquent in filing its annual corporate report in the State of Delaware. During April 2004 the Company paid the required franchise tax and was reinstated. The liability for the tax has been included in accounts payable.

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

                                                      PENN-PACIFIC CORP.

Dated: May 10, 2005
                                                     By  /S/     Rose Fischer
                                                     Rose Fischer
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May, 2005.

Signatures & Title


/S/     Rose Fischer
Rose Fischer
President, Director
(Principal Executive Officer)