Form 10KSB
period 2004-09-30
PENN PACIFIC CORP
filed 2005-06-01
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                          Commission file number 0-730

                               Penn-Pacific Corp.
                 (Name of small business issuer in its charter)

           Nevada                                 95-3227748
------------------------------              --------------------
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

Total revenues for fiscal year ended September 30, 2004: $0

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

Item 8A.          Controls and Procedures........................................................................10

Item 8B.          Other Information..............................................................................10

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

         The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

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

          2004                              HIGH BID          LOW BID
                                            (To the best knowledge of
                                            management, there was no
                                            trading of shares for fiscal
                                            2004 and 2003)


         The number of shareholders of record of the Company's common stock as of May 10, 2005 was approximately 6473.

         The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities.  None


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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2004, reflects a current asset value of $0.00, and a total asset value of $0.00.

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


         ITEM 8A.  CONTROLS AND PROCEDURES


         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Penn-Pacific Corp. have concluded that Penn-Pacific Corp. disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Penn-Pacific Corp. internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           ITEM 8B. OTHER INFORMATION


         None.

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

1.       FINANCIAL STATEMENTS                                                                                  PAGE

Robison, Hill & Co.'s Independent Auditor's Report                                                            F - 1

Balance Sheets
  September 30, 2004 and 2003                                                                                 F - 2

Statements of Operations for the
  Years Ended September 30, 2004 and 2003                                                                     F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception) to September 30, 2004                                                     F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2004 and 2003                                                                     F - 5

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

(1)      Incorporated herein by reference.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2004 and 2003:


                          Service                               2004                      2003
               ------------------------------          ----------------------     ---------------------
               Audit Fees                              $                    -     $                   -
               Audit-Related Fees                                           -                         -
               Tax Fees                                                     -                         -
               All Other Fees                                               -                         -
                                                       ----------------------     ---------------------
               Total                                   $                    -     $                   -
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case- by-case basis.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2004 and 2003

                                    CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Balance Sheets
  September 30, 2004 and 2003............................................F - 2

Statements of Operations for the
  Years Ended September 30, 2004 and 2003................................F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception) to September 30, 2004................F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2004 and 2003................................F - 5

Notes to Financial Statements............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Penn-Pacific Corp.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended September 30, 2004, and the statement of stockholders' equity from January 13, 1997 (inception of the development stage) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp. (a development stage company) as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the two years ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 10, 2005

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                         September 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
   Accounts Payable                                                          S                -  $           31,076
   Advances from shareholder                                                             33,048                   -
                                                                             ------------------  ------------------

     Total Liabilities                                                                   33,048              31,076
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, Par value $.0001
     Series A, Authorized 10,000,000 shares, None issued                                      -                   -
     Series B, authorized 9,990,000 shares, None issued                                       -                   -
     Series C, Authorized 10,000 shares, None issued                                          -                   -
  Common Stock, Par value $.00001
    Authorized 500,000,000 shares,
    Issued 1,168,698 Shares at September 30, 2004 and 2003                                   12                  12
  Paid-In Capital                                                                    35,811,071          35,811,071
  Retained Deficit                                                                  (35,735,362)        (35,735,362)
  Deficit Accumulated During the
    Development Stage                                                                  (108,769)           (106,797)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (33,048)            (31,076)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                      since
                                                                                   January 13,
                                                                                      1997
                                                 For the year ended               inception of
                                                    September 30,                  development
                                        -------------------------------------
                                               2004               2003                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            1,972                  -             108,769
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (1,972) $               -   $        (108,769)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================






















   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE JANUARY 13, 1997 (INCEPTION OF DEVELOPMENT STAGE) TO
                               SEPTEMBER 30, 2004

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            January 13,
                                                                                                                1997
                                                                                                            inception of
                                                 Common Stock             Paid-In           Retained        Development
                                             Shares       Par Value       Capital           Deficit            Stage
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at October 1, 1996                      951,533  $         10 $     35,789,356 $      (35,735,362)$              -
Net Loss                                              -             -                -                  -          (61,855)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1997                   951,533            10       35,789,356        (35,735,362)         (61,855)
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                                  -             -                -                  -                -
Net Loss                                              -             -                -                  -          (15,431)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1998                   951,533            10       35,789,356        (35,735,362)         (77,286)
Capital contributed by shareholder                    -             -                                   -                -
Net Loss                                              -             -                -                  -          (12,804)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1999                   951,533            10       35,789,356        (35,735,362)         (90,090)
Stock Issued for services                       205,305             2           20,529
Stock Issued for expenses                        11,860             -            1,186                  -                -
Net Loss                                              -             -                -                  -          (10,457)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2000                 1,168,698            12       35,811,071        (35,735,362)        (100,547)
Net Loss                                              -             -                -                  -           (5,300)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2001                 1,168,698            12       35,811,071        (35,735,362)        (105,847)
Net Loss                                              -             -                -                  -             (950)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2002                 1,168,698            12       35,811,071        (35,735,362)        (106,797)
Net Loss                                              -             -                -                  -                -
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2003                 1,168,698            12       35,811,071        (35,735,362)        (106,797)
Net Loss                                              -             -                -                  -           (1,972)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2004                 1,168,698  $         12 $     35,811,071 $      (35,735,362)$       (108,769)
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
                                                                                                      13, 1997
                                                                   For the year ended               Inception of
                                                                      September 30,                 Development
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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $1.972 and $-0- for the year ended September 30, 2004 and 2003 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company has no products or services as of September 30, 2004. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount

                                                                   For the year ended September 30, 2004
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
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2004 and 2003 and are thus not considered. There are no common stock equivalents outstanding at September 30, 2004 and 2003.

NOTE 3 - INCOME TAXES

         As of September 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $108,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY (continued)

course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of September 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                                                      PENN-PACIFIC CORP.

Dated: May 10, 2005
                                                     By  /S/     Rose Fischer
                                                     Rose Fischer
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May 2005.

Signatures & Title


/S/     Rose Fischer
Rose Fischer
President, Director
(Principal Executive Officer)