Form 10KSB
period 2005-09-30
PENN PACIFIC CORP
filed 2006-02-14
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2005

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
                                              ---------------

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes [X] ; No [ ]

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                         Common Stock, par value $.00001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         At February 7, 2006 the aggregate market value of all shares of voting stock held by non- affiliates was $0. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of February 7, 2006 was as follows: Common Stock $.00001 par value, 1,168,698 shares.

Total revenues for fiscal year ended September 30, 2005: $0

At February 7, 2006 the number of shares of common stock outstanding was 1,168,698.


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

         Transitional Small Business Disclosure Format (check one): Yes [ ]; NO [X]

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

Item 3.           Legal Proceedings...............................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders.............................................5

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................6

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................6

Item 7.           Financial Statements............................................................................9

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure............................................................................9

Item 8A.          Controls and Procedures.........................................................................9

Item 8B.          Other Information...............................................................................9

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

Item 10.          Executive Compensation.........................................................................11

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................12

Item 12.          Certain Relationships and Related Transactions.................................................13

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

         The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

          2005                              HIGH BID          LOW BID
                                            (To the best knowledge of
                                            management, there was no
                                            trading of shares for fiscal
                                            2005 and 2004)


         The number of shareholders of record of the Company's common stock as of February 7, 2006 was approximately 6,473.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2005, reflects a current asset value of $0, and a total asset value of $0.

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

                          ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included beginning immediately preceeding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


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

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at September 30, 2005 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

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

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,168,698 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of September 30, 2005 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                     # OF
NAME AND ADDRESS             NATURE OF              SHARES
OF BENEFICIAL OWNERS         OWNERSHIP              OWNED         PERCENT
DIRECTORS
--------------------------------------------------------------------------------
PRINCIPAL SHAREHOLDERS


John Allison                 Common                 71,500          6.12
Alpha Beta LLC               Common                 90,945          7.78
Celex-Nevada                 Common                 97,750          8.36
Wayne H. Creasy              Common                 66,063          5.65
Cede & Co.                   Common                179,085         15.32
Optima International         Common                205,305         17.58
George White                 Common                 70,500          6.03


ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP(1 PERSON)

                             DIRECT                 11,860         1.015%
                             OPTIONS                  NONE           NONE
                             TOTAL                  11,860         1.015%

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         As of September 30, 2005 and 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1.
2.       FINANCIAL STATEMENTS                                           PAGE

Robison, Hill & Co.'s Independent Auditor's Report                     F - 1

Balance Sheets
  September 30, 2005 and 2004                                          F - 2

Statements of Operations for the
  Years Ended September 30, 2005 and 2004                              F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception) to September 30, 2005              F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2005 and 2004                              F - 5

Notes to Financial Statements                                          F - 6

3.       FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

4.       (A) EXHIBITS

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


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2005 and 2004:


      Service                       2005                      2004
---------------------     ----------------------     ---------------------
Audit Fees                $               10,365     $                   -
Audit-Related Fees                             -                         -
Tax Fees                                       -                         -
All Other Fees                                 -                         -
                          ----------------------     ---------------------
Total                     $               10,365     $                   -
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                               PENN-PACIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2005 AND 2004

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  September 30, 2005 and 2004.............................................F - 2

Statements of Operations for the
  Years Ended September 30, 2005 and 2004.................................F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception) to September 30, 2005.................F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2005 and 2004.................................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Penn-Pacific Corp.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2005 and 2004, and the related statements of operations, and cash flows for the two years ended September 30, 2005, and the statement of stockholders' equity from January 13, 1997 (inception of the development stage) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp. (a development stage company) as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the two years ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America..

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


                                         Respectfully submitted


                                         /s/ Robison, Hill & Co.
                                         Certified Public Accountants

Salt Lake City, Utah
February 7, 2006

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                         September 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
   Accounts Payable                                                                      12,525                   -
   Advances from shareholder                                                             33,048              33,048
                                                                             ------------------  ------------------

     Total Liabilities                                                                   45,573              33,048
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, Par value $.0001
     Series A, Authorized 10,000,000 shares, None issued                                      -                   -
     Series B, authorized 9,990,000 shares, None issued                                       -                   -
     Series C, Authorized 10,000 shares, None issued                                          -                   -
  Common Stock, Par value $.00001
    Authorized 500,000,000 shares,
    Issued 1,168,698 Shares at September 30, 2005 and 2004                                   12                  12
  Paid-In Capital                                                                    35,811,071          35,811,071
  Retained Deficit                                                                  (35,735,362)        (35,735,362)
  Deficit Accumulated During the
    Development Stage                                                                  (121,294)           (108,769)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (45,573)            (33,048)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                      since
                                                                                   January 13,
                                                                                      1997
                                                 For the year ended               inception of
                                                    September 30,                  development
                                        -------------------------------------
                                               2005               2004                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                           12,525              1,972             121,294
                                        ------------------  -----------------   -----------------

     Net Loss                           $          (12,525) $          (1,972)  $        (121,294)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================






















   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE JANUARY 13, 1997 (INCEPTION OF DEVELOPMENT STAGE) TO
                               SEPTEMBER 30, 2005

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            January 13,
                                                                                                                1997
                                                                                                            inception of
                                                 Common Stock             Paid-In           Retained        Development
                                             Shares       Par Value       Capital           Deficit            Stage
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at October 1, 1996                      951,533  $         10 $     35,789,356 $      (35,735,362)$               -
Net Loss                                              -             -                -                  -          (61,855)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1997                   951,533            10       35,789,356        (35,735,362)         (61,855)
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                                  -             -                -                  -                -
Net Loss                                              -             -                -                  -          (15,431)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1998                   951,533            10       35,789,356        (35,735,362)         (77,286)
Capital contributed by shareholder                    -             -                                   -                -
Net Loss                                              -             -                -                  -          (12,804)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 1999                   951,533            10       35,789,356        (35,735,362)         (90,090)
Stock Issued for services                       205,305             2           20,529
Stock Issued for expenses                        11,860             -            1,186                  -                -
Net Loss                                              -             -                0                  -          (10,457)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2000                 1,168,698            12       35,811,071        (35,735,362)        (100,547)
Net Loss                                              -             -                -                  -           (5,300)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2001                 1,168,698            12       35,811,071        (35,735,362)        (105,847)
Net Loss                                              -             -                -                  -             (950)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2002                 1,168,698            12       35,811,071        (35,735,362)        (106,797)
Net Loss                                              -             -                -                  -                -
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2003                 1,168,698            12       35,811,071        (35,735,362)        (106,797)
Net Loss                                              -             -                -                  -           (1,972)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2004                 1,168,698            12       35,811,071        (35,735,362)        (108,769)
Net Loss                                              -             -                -                  -          (12,525)
                                          -------------  ------------ ---------------- ------------------ ----------------
Balance at September 30, 2005                 1,168,698  $         12 $     35,811,071 $      (35,735,362)$       (121,294)
                                          =============  ============ ================ ================== ================



   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      13, 1997
                                                                   For the year ended               Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2004                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (12,525) $           (1,972) $         (121,294)
Increase (Decrease) in Accounts Payable                              12,525             (31,076)            (31,164)
Increase (Decrease) in Advances
  from shareholder                                                        -              33,048              33,048
Increase (Decrease) in Accrued Expenses                                   -                   -              97,693
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -             (21,717)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock issued for expenses                                          -                   -              21,717
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -              21,717
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $12,525 and $1,972 for the year ended September 30, 2005 and 2004 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Organization and Basis of Presentation

         The Company was incorporated under the laws of the state of Delaware on May 18, 1971. On April 8, 2005 a Plan and Articles of Merger between Penn-Pacific Corp. (Delaware) and Penn- Pacific Corp. (Nevada) was filed in the State of Nevada whereby the Company was redomiciled in the State of Nevada. From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties. Penn Pacific has been inactive since 1991. The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company has no products or services as of September 30, 2005. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)          Amount
                                                           -----------         -------------          ------

                                                                   For the year ended September 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (12,525)           1,168,698  $           (0.01)
                                                        ==================  ===================  ==================

                                                                   For the year ended September 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,972)           1,168,698  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2005 and 2004 and are thus not considered. There are no common stock equivalents outstanding at September 30, 2005 and 2004.

NOTE 3 - INCOME TAXES

         As of September 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $121,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY (continued)

course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - COMMITMENTS

         As of September 30, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - CHANGES IN COMMON AND PREFERRED STOCK

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

                                                      PENN-PACIFIC CORP.
Dated: February 7, 2006
                                                     By  /S/     Rose Fischer
                                                     ---------------------------
                                                     Rose Fischer
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of February 2006.

Signatures & Title

/S/     Rose Fischer
--------------------
Rose Fischer
President, Director
(Principal Executive Officer)