Form 10QSB
period 2006-03-31
PENN PACIFIC CORP
filed 2007-06-05
CIK 77140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _______to_______

Commission file number	0-730

Penn-Pacific Corp.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes ☒; No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practical date:	May 20, 2007	1,168,698

Transitional Small Business Disclosure Format (check one). Yes ☐ ; No ☒

PART I

Item 1. Financial Statements

PENN-PACIFIC CORP.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	March 31,	September 30,
	2006	2005

Assets:	$-	$-

Liabilities:
Accounts Payable	14,025	12,525
Advances from shareholder	33,048	33,048

Total Liabilities	47,073	45,573

Stockholders' Equity:
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued	-	-
Series B, authorized 9,990,000 shares, None issued	-	-
Series C, Authorized 10,000 shares, None issued	-	-
Common Stock, Par value $.00001
Authorized 500,000,000 shares,
Issued 1,168,698 Shares at March 31, 2006 and
September 30, 2005	12	12
Paid-In Capital	35,811,071	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the
Development Stage	(122,794)	(121,294)

Total Stockholders' Equity	(47,073)	(45,573)

Total Liabilities and
Stockholders' Equity	$-	$-

See accompanying notes

PENN-PACIFIC CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

Cumulative
since
January 13,
1997
	For the three months ended		For the six months ended		inception of
	March 31,		March 31,		development

	2006	2005	2006	2005	stage

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:	-	-	1,500	-	122,794

Net Loss	$ -	$ -	$ (1,500)	$ -	$ (122,794)

Basic &
Diluted loss
per share	$ -	$ -	$ -	$ -

See accompanying notes

PENN-PACIFIC CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			since January 13, 1997
	For the six months ended		Inception of
	March 31,		Development

	2006	2005	Stage

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (1,500)	$ -	$ (122,794)
Increase (Decrease) in Accounts Payable	1,500	-	(29,664)
Increase (Decrease) in Advances
from shareholder	-		33,048
Increase (Decrease) in Accrued Expenses	-	-	97,693

Net Cash Used in operating activities	-	-	(21,717)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock issued for expenses	-	-	21,717

Net Cash Provided by
Financing Activities	-	-	21,717

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-

Cash and Cash Equivalents
at End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise and income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

See accompanying notes

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

Interim Reporting

The unaudited financial statements as of March 31, 2006 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of March 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

	For the three months ended March 31, 2006

Basic Loss per Share
Loss to common shareholders	$ -	1,168,698	$ -

	For the three months ended March 31, 2005

Basic Loss per Share
Loss to common shareholders	$ -	1,168,698	$ -

	For the six months ended March 31, 2006

Basic Loss per Share
Loss to common shareholders	$ (1,500)	1,168,698	$ -

	For the six months ended March 31, 2005

Basic Loss per Share
Loss to common shareholders	$ -	1,168,698	$ -

The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2006 and 2005 and are thus not considered. There are no common stock equivalents outstanding at March 31, 2006 and 2005.

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expandsdisclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

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

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

Merger

On April 8, 2005 a Plan and Articles of Merger between Penn-Pacific Corp. (Delaware) and Penn-Pacific Corp. (Nevada) was filed in the State of Nevada whereby the Company was redomiciled in the State of Nevada. As part of the merger, the Company changed the authorized stock to 500,000,000 Common shares, par value $.00001 and 20,000,000 Preferred shares, par value $.0001. The common and the preferred stock are entitled to all the same rights and privileges except for the voting restrictions for Series C Preferred shares which are entitled to 50% of the stockholders’ voting rights. Changes in par value have been retroactively restated.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

As used herein the term “Company” refers to Penn-Pacific Corp., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

Plan of Operations

The Company has no products or services as of March 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

The Company had no sales or sales revenues for the three months ended March 31, 2006 or 2005 because it is a shell company that has not had any business operations for the past four years.

The Company had no costs of sales for the three months ended March 31, 2006 or 2005 because it is a shell company that has not had any business operations for the past four years. The Company had general and administrative expenses of $1,500 for the six month period ended March 31, 2006 and $0 for the same period in 2005.

Capital Resources and Liquidity

At March 31, 2006, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2005. The Company had a net capital deficit of $122,794 at March 31, 2006 and $121,294 at September 30, 2005.

Net stockholders’ deficit in the Company was $47,073 as of March 31, 2006 and $45,573 at September 30, 2005.

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

Critical Accounting Policies -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Recently Enacted and Proposed Regulatory Changes - Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107,

"Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

Based on this evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

May 20, 2007