Form 10QSB
period 2006-06-30
PENN PACIFIC CORP
filed 2007-06-08
CIK 77140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _______ to _______

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

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes ☒; No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  June 4, 2007  1,168,698

Transitional Small Business Disclosure Format (check one).

Yes ☐; No ☒

PART I

Item 1. Financial Statements

PENN-PACIFIC CORP.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2006	2005

Assets:	$ -	$ -

Liabilities:
Accounts Payable	14,465	12,525
Advances from shareholder	33,048	33,048

Total Liabilities	47,513	45,573

Stockholders' Equity:
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued	-	-
Series B, authorized 9,990,000 shares, None issued	-	-
Series C, Authorized 10,000 shares, None issued	-	-
Common Stock, Par value $.00001
Authorized 500,000,000 shares,
Issued 1,168,698 Shares at June 30, 2006 and
September 30, 2005	12	12
Paid-In Capital	35,811,071	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the
Development Stage	(123,234)	(121,294)

Total Stockholders' Equity	(47,513)	(45,573)

Total Liabilities and Stockholders' Equity	$ -	$ -

See accompanying notes

PENN-PACIFIC CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

Cumulative
since
January 13,
1997
	For the three months ended		For the nine months ended		inception of
	June 30,		June 30,		development

	2006	2005	2006	2005	stage

Revenues:	$ -	$ -	$ -	$ -	$ -

Expenses:	440	$ -	1,940	$ -	123,234

Net Loss	$ (440)	$ -	$ (1,940)	$ -	$ (123,234)

Basic &
Diluted loss
per share	$ -	$ -	$ -	$ -

See accompanying notes

PENN-PACIFIC CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			since January 13, 1997
	For the nine months ended		Inception of
	June 30,		Development

	2006	2005	Stage

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (1,940)	$ -	$ (123,234)
Increase (Decrease) in Accounts Payable	1,940	-	(29,224)
Increase (Decrease) in Advances
from shareholder	-		33,048
Increase (Decrease) in Accrued Expenses	-	-	97,693

Net Cash Used in operating activities	-	-	(21,717)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock issued for expenses	-	-	21,717

Net Cash Provided by
Financing Activities	-	-	21,717

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-

Cash and Cash Equivalents
at End of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise and income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

See accompanying notes

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Interim Reporting

The unaudited financial statements as of June 30, 2006 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the state of Delaware on May 18, 1971. On April 8, 2005 the Company redomiciled and is currently incorporated under the laws of the state of Nevada. From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties. Penn Pacific has been inactive since 1991. The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of June 30, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	For the three months ended June 30, 2006
Basic Loss per Share
Loss to common shareholders	$ -	1,168,698	$ -

	For the three months ended June 30, 2005
Basic Loss per Share
Loss to common shareholders	$ -	1,168,698	$ -

	For the nine months ended June 30, 2006
Basic Loss per Share
Loss to common shareholders	$ (1,940)	1,168,698	$ -

	For the nine months ended June 30, 2005
Basic Loss per Share
Loss to common shareholders	$ -	1,168,698	$ -

The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2006 and 2005 and are thus not considered. There are no common stock equivalents outstanding at June 30, 2006 and 2005.

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)

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

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)

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

PENN-PACIFIC CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)

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

Plan of Operations

The Company has no products or services as of June 30, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

The Company had no sales or sales revenues for the three and nine months ended June 30, 2006 or 2005 because it is a shell company that has not had any business operations for the past four years.

The Company had no costs of sales for the three and nine months ended June 30, 2006 or 2005 because it is a shell company that has not had any business operations for the past four years. The Company had general and administrative expenses of $1,940 for the nine month period ended June 30, 2006 and $0 for the same period in 2005.

Capital Resources and Liquidity

At June 30, 2006, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2005. The Company had a net capital deficit of $123,234 at June 30, 2006 and $121,294 at September 30, 2005.

Net stockholders’ deficit in the Company was $47,513 as of June 30, 2006 and $45,573 at September 30, 2005.

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

Based on this evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

June 4, 2007