Form 10KSB
period 2006-09-30
PENN PACIFIC CORP
filed 2007-07-05
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2006

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ To __________


                          Commission file number 0-730

                               Penn-Pacific Corp.
                 (Name of small business issuer in its charter)

           Nevada                                           95-3227748
------------------------------                    ------------------------------
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
                                              ---------------

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes X ; No

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

                         Common Stock, par value $.00001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         At June 26, 2007 the aggregate market value of all shares of voting stock held by non- affiliates was $0. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 26, 2007 was as follows: Common Stock $.00001 par value, 1,168,698 shares.

Total revenues for fiscal year ended September 30, 2006: $0

At June 26, 2007 the number of shares of common stock outstanding was 1,168,698.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS

Item Number and Caption                                                  Page

PART I

Item 1.   Description of Business...........................................4

Item 2.   Description of Property...........................................6

Item 3.   Legal Proceedings.................................................7

Item 4.   Submission of Matters to a Vote of Security Holders...............7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........7

Item 6.   Management's Discussion and Analysis or Plan of Operations........8

Item 7.   Financial Statements.............................................11

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.............................................11

Item 8A.  Controls and Procedures..........................................12

Item 8B.  Other Information................................................12

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................12

Item 10.  Executive Compensation...........................................14

Item 11.  Security Ownership of Certain Beneficial Owners and Management...15

Item 12.  Certain Relationships and Related Transactions...................16

Item 13.  Exhibits and Reports on Form 8-K.................................16

Item 14.  Principal Accountant Fees and Services...........................17

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

         The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

OPERATING LOSSES

         The Company has incurred net losses from operations of approximately $2,340 and $12,525 for the years ended September 31, 2006 and 2005,
respectively.   Such   operating   losses   reflect   developmental   and  other
administrative costs for 2006 and 2005. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

          Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until it has completed an acquisition. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

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

RISK OF LOW-PRICED STOCKS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

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


         No matters were subject to a vote of security holders during the year.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                               HIGH BID          LOW BID
                               (To the best knowledge of
                               management, there was no
                               trading of shares for fiscal
                               2006 and 2005)


         The number of shareholders of record of the Company's common stock as of June 26, 2007 was approximately 6,473.

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

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

RESULTS OF OPERATIONS - The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. During the period from January 13, 1997 through September 30, 2006, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2006, reflects a current asset value of $0, and a total asset value of $0.

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

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this report are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

CRITICAL ACCOUNTING POLICIES -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

RECENTLY ENACTED AND PROPOSED REGULATORY CHANGES - Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes- Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

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

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

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


DIRECTOR'S   NAME  AGE            OFFICE               TERM EXPIRES
Rose Fischer       47     President and Director    next annual meeting

         Rose Fischer, President/Director, with an associate degree in accounting, has been Director and Operations Facilitator for Optimum Source International, Ltd. ("OSI") for the past five years, which includes finalization and implementation of all electronic commerce. Prior to OSI, Ms. Fischer's experience was as a financial consultant with a privately held firm since 1985.

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at September 30, 2006 and may continue to exist between the Company and its sole officer and director due to the fact that she has other business interests to which she devotes her primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,168,698 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of September 30, 2006 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.
                                                  # OF
NAME AND ADDRESS            NATURE OF             SHARES
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         As of September 30, 2006 and 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.


1.       FINANCIAL STATEMENTS                                             PAGE

Report of Independent Registered Public Accountants                      F - 1

Balance Sheets
  September 30, 2006 and 2005                                            F - 2

Statements of Operations for the
  Years Ended September 30, 2006 and 2005                                F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception) to September 30, 2006                F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2006 and 2005                                F - 5

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2006 and 2005:


            Service                2006                      2005
 ------------------------ ----------------------     ---------------------
 Audit Fees               $                4,100     $              10,365
 Audit-Related Fees                            -                         -
 Tax Fees                                      -                         -
 All Other Fees                                -                         -
                          ----------------------     ---------------------
 Total                    $                4,100     $              10,365
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

                               PENN-PACIFIC CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

                           SEPTEMBER 30, 2006 AND 2005

                                    CONTENTS


                                                                        Page

Report of Independent Registered  Public Accountants.....................F - 1

Balance Sheets
  September 30, 2006 and 2005............................................F - 2

Statements of Operations for the
  Years Ended September 30, 2006 and 2005................................F - 3

Statement of Stockholders' Equity
 Since January 13, 1997 (inception) to September 30, 2006................F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2006 and 2005................................F - 5

Notes to Financial Statements............................................F - 6

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS


Penn-Pacific Corp.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2006 and 2005, and the related statements of operations, and cash flows for the two years ended September 30, 2006and the cumulative since January 13, 1997 (inception of the development stage) to September 30, 2006, and the statement of stockholders' equity from January 13, 1997 (inception of the development stage) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp. (a development stage company) as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the two years ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

                                     Respectfully submitted


                                     /s/ Robison, Hill $ Co
                                     Certified Public Accountants

Salt Lake City, Utah
June 26, 2007

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                       September 30,
                                                                  2006                2005
                                                           ------------------  ------------------
Assets:                                                    $                -  $                -
                                                           ==================  ==================

Liabilities:
   Accounts Payable                                                         -              12,525
   Advances from shareholder                                           47,913              33,048
                                                           ------------------  ------------------

     Total Liabilities                                                 47,913              45,573
                                                           ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, Par value $.0001
     Series A, Authorized 10,000,000 shares, None issued                    -                   -
     Series B, authorized 9,990,000 shares, None issued                     -                   -
     Series C, Authorized 10,000 shares, None issued                        -                   -
  Common Stock, Par value $.00001
    Authorized 500,000,000 shares,
    Issued 1,168,698 Shares at September 30, 2006 and 2005                 12                  12
  Paid-In Capital                                                  35,811,071          35,811,071
  Retained Deficit                                                (35,735,362)        (35,735,362)
  Deficit Accumulated During the
    Development Stage                                                (123,634)           (121,294)
                                                           ------------------  ------------------

     Total Stockholders' Equity                                       (47,913)            (45,573)
                                                           ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                $                -  $                -
                                                           ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                      since
                                                                                   January 13,
                                                                                      1997
                                                 For the year ended               inception of
                                                    September 30,                  development
                                        -------------------------------------
                                               2006               2005                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            2,340             12,525             123,634
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (2,340) $         (12,525)  $        (123,634)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $          (0.01)
                                        ==================  =================

Weighted Average
   Shares Outstanding                              1,168,698        1,168,698
                                        ==================  =================


















   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           SINCE JANUARY 13, 1997 (INCEPTION OF DEVELOPMENT STAGE) TO
                               SEPTEMBER 30, 2006

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            January 13,
                                                                                                                1997
                                                                                                            inception of
                                                  Common Stock            Paid-In           Retained        Development
                                                Shares         Par        Capital           Deficit            Stage
                                                              Value
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at October 1, 1996                          951,533 $      10 $     35,789,356 $      (35,735,362)$              -
Net Loss                                                  -         -                -                  -          (61,855)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 1997                       951,533        10       35,789,356        (35,735,362)         (61,855)
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                                      -         -                -                  -                -
Net Loss                                                  -         -                -                  -          (15,431)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 1998                       951,533        10       35,789,356        (35,735,362)         (77,286)
Capital contributed by shareholder                        -         -                                   -                -
Net Loss                                                  -         -                -                  -          (12,804)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 1999                       951,533        10       35,789,356        (35,735,362)         (90,090)
Stock Issued for services                           205,305         2           20,529
Stock Issued for expenses                            11,860         -            1,186                  -                -
Net Loss                                                  -         -                0                  -          (10,457)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2000                     1,168,698        12       35,811,071        (35,735,362)        (100,547)
Net Loss                                                  -         -                -                  -           (5,300)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2001                     1,168,698        12       35,811,071        (35,735,362)        (105,847)
Net Loss                                                  -         -                -                  -             (950)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2002                     1,168,698        12       35,811,071        (35,735,362)        (106,797)
Net Loss                                                  -         -                -                  -                -
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2003                     1,168,698        12       35,811,071        (35,735,362)        (106,797)
Net Loss                                                  -         -                -                  -           (1,972)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2004                     1,168,698        12       35,811,071        (35,735,362)        (108,769)
Net Loss                                                  -         -                -                  -          (12,525)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2005                     1,168,698        12       35,811,071        (35,735,362)        (121,294)
Net Loss                                                  -         -                -                  -           (2,340)
                                           ---------------- --------- ---------------- ------------------ ----------------
Balance at September 30, 2005                     1,168,698 $      12 $     35,811,071 $      (35,735,362)$       (123,634)
                                           ================ ========= ================ ================== ================

   The accompanying notes are an integral part of these financial statements.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      13, 1997
                                                                   For the year ended               Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2006                2005               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (2,340) $          (12,525) $         (123,634)
Common Stock issued for expenses                                          -                   -              21,717
Increase (Decrease) in Accounts Payable                             (12,525)             12,525                   -
Increase (Decrease) in Advances
  from shareholder                                                   14,865                   -              47,913
Increase (Decrease) in Accrued Expenses                                   -                   -              54,004
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
  Financing Activities                                                    -                   -                   -
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

The accompanying notes are an integral part of these f6inancial statements.

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $2,340 and $12,525 for the year ended September 30, 2006 and 2005 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Organization and Basis of Presentation

         The Company was incorporated under the laws of the state of Delaware on May 18, 1971. On April 8, 2006 a Plan and Articles of Merger between Penn-Pacific Corp. (Delaware) and Penn- Pacific Corp. (Nevada) was filed in the State of Nevada whereby the Company was redomiciled in the State of Nevada. From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties. Penn Pacific has been inactive since 1991. The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994. On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma. The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The Company has no products or services as of September 30, 2006. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

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

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                   Income              Shares          Per-Share
                                   ------              ------
                                (Numerator)
(Denominator) Amount

                                   For the year ended September 30, 2006
BASIC LOSS PER SHARE
Loss to common shareholders  $      (2,340)           1,168,698  $           -
                             =============  ===================  =============

                                   For the year ended September 30, 2005
BASIC LOSS PER SHARE
Loss to common shareholders  $     (12,525)           1,168,698  $      (0.01)
                             =============  ===================  =============

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2006 and 2005 and are thus not considered. There are no common stock equivalents outstanding at September 30, 2006 and 2005.

NOTE 3 - INCOME TAXES

         As of September 30, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $123,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               PENN -PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY (continued)

course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.


NOTE 5 - CHANGES IN COMMON AND PREFERRED STOCK

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

                                                     PENN-PACIFIC CORP.
Dated: June 26, 2007
                                                     By  /S/     Rose Fischer
                                                     Rose Fischer
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of June 2007.

Signatures & Title

/S/     Rose Fischer
Rose Fischer
President, Director
(Principal Executive Officer)