Form 10QSB
period 2007-03-31
PENN PACIFIC CORP
filed 2007-07-05
CIK 77140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007
                  ---------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 26, 2007 1,168,698


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

PART I


ITEM 1.  FINANCIAL STATEMENTS


                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,         September 30,
                                                                                    2007                2006
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities:
   Accounts Payable                                                                           -                   -
   Advances from shareholder                                                             47,913              47,913
                                                                             ------------------  ------------------
       Total Liabilities                                                                 47,913              47,913
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock, Par value $.0001
     Series A, Authorized 10,000,000 shares, None issued                                      -                   -
     Series B, authorized 9,990,000 shares, None issued                                       -                   -
     Series C, Authorized 10,000 shares, None issued                                          -                   -
  Common Stock, Par value $.00001
    Authorized 500,000,000 shares,
    Issued 1,168,698 Shares at March 31, 2007 and
    September 30, 2006                                                                       12                  12
  Paid-In Capital                                                                    35,811,071          35,811,071
  Retained Deficit                                                                  (35,735,362)        (35,735,362)
  Deficit Accumulated During the
    Development Stage                                                                  (123,634)           (123,634)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         (47,913)            (47,913)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================






                                               See accompanying notes

                                                PENN-PACIFIC CORP.
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                    January 13,
                                                                                                        1997
                       For the three months ended               For the six months ended            inception of
                                March 31,                               March 31,                   development
                  -------------------------------------   -------------------------------------
                         2007               2006                2007                2006               stage
                  ------------------  -----------------   -----------------  ------------------  ------------------
Revenues:         $                -  $               -   $               -  $                -  $                -

Expenses:                          -                  -                   -               1,500             123,634
                  ------------------  -----------------   -----------------  ------------------  ------------------

     Net Loss     $                -  $               -   $               -  $           (1,500) $         (123,634)
                  ==================  =================   =================  ==================  ==================

Basic &
Diluted loss
 per share        $                -  $               -   $               -  $                -
                  ==================  =================   =================  ==================























                             See accompanying notes

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since January
                                                                                                      13, 1997
                                                                For the six months ended            Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2007                2006               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $               -  $           (1,500) $         (123,634)
Common Stock issued for expenses                                          -                   -              21,717
Increase (Decrease) in Accounts Payable                                   -               1,500                   -
Increase (Decrease) in Advances
  from shareholder                                                        -                                  47,913
Increase (Decrease) in Accrued Expenses                                   -                   -              54,004
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
  Financing Activities                                                    -                   -                   -
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of March 31, 2007 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                  Income              Shares           Per-Share
                               (Numerator)         (Denominator)          Amount
                            ---------------  -------------------  --------------
                                  For the three months ended March 31, 2007
BASIC LOSS PER SHARE
Loss to common shareholders $             -            1,168,698  $            -
                            ===============  ===================  ==============
                                  For the three months ended March 31, 2006
BASIC LOSS PER SHARE
Loss to common shareholders $            -             1,168,698  $            -
                            ===============  ===================  ==============
                                   For the six months ended March 31, 2007
BASIC LOSS PER SHARE
Loss to common shareholders $             -            1,168,698  $            -
                            ===============  ===================  ==============
                                   For the six months ended March 31, 2006
BASIC LOSS PER SHARE
Loss to common shareholders $        (1,500)           1,168,698  $            -
                            ===============  ===================  ==============

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2007 and 2006 and are thus not considered. There are no common stock equivalents outstanding at March 31, 2007 and 2006.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
                                   (Unaudited)

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

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

         As of March 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $123,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of March 31, 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                               PENN-PACIFIC CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
                                   (Unaudited)

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

PLAN OF OPERATIONS

         The Company has no products or services as of March 31, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

         The Company had no sales or sales revenues for the six months ended March 31, 2007 or 2006 because it is a shell company that has not had any business operations for the past four years.

         The Company had no costs of sales for the six months ended March 31, 2007 or 2006 because it is a shell company that has not had any business operations for the past four years. The Company had general and administrative expenses of $-0- for the six month period ended March 31, 2007 and $1,500 for the same period in 2006.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2007, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2006. The Company had a net capital deficit of $123,634 at March 31, 2007 and September 30, 2006.

         Net stockholders' deficit in the Company was $47,913 as of March 31, 2007 and September 30, 2006.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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