Form 10KSB/A
period 2006-09-30
PENN PACIFIC CORP
filed 2007-10-19
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB/A

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2006

or

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ To __________

Commission file number         0-730

Penn-Pacific Corp.
(Name of small business issuer in its charter)

Nevada	95-3227748
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3325 Griffin Road, #200, Ft. Lauderdale, FL 33323
(Address of principal executive offices)     (Zip code)

(Former address)

Issuer's telephone number                      (866) 387-6583

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes [X]; No [  ]

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:

Common Stock, par value $.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

At June 26, 2007 the aggregate market value of all shares of voting stock held by non-affiliates was $0.  In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates.  Such assumption shall not be deemed conclusive for any other purpose.  The number of shares outstanding of each class of the Registrant’s common stock, as of June 26, 2007 was as follows:  Common Stock $.00001 par value, 1,168,698 shares.

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

Item Number and CaptionPage

PART I

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

The primary activity of the Company has involved and will involve seeking merger or acquisition candidates with whom it can either merge or acquire.  The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisitions candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry.  The Company’s plans are in the conceptual stage only.

The proposed business activities described herein classify the Company as a “blank check” or “shell company” whose sole purpose at this time is to locate and consummate a merger or acquisition.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not believe it will undertake any efforts to cause a trading market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan described herein.  However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company’s securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

Operating Losses

The Company has incurred net losses from operations of approximately $2,340 and $12,525 for the  years ended September 31, 2006 and 2005, respectively.  Such operating losses reflect developmental and other administrative costs for 2006 and 2005.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

Future Capital Needs and Uncertainty of Additional Funding

 Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until it has completed an acquisition.  Since the Company’s formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities.  The Company expects that it will be required to seek additional financing in the future.  There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

Government Regulation

The Company is subject to all pertinent Federal, State, and Local laws governing its business.  The Company is subject to licensing and regulation by a number of authorities in its State or municipality.  These may include health, safety, and fire regulations.  The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

Risk of Low-priced Stocks

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving “a penny stock.”

Currently, the Company’s Common Stock is considered a penny stock for purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company’s Common Stock in the secondary market.  In addition, the market liquidity for the Company’s securities may be severely adversely affected, with concomitant adverse effects on the price of the Company’s securities.

Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “SEC”) relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt.  A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities.  In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Employees

The Company’s only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.  The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

The Company may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary.  Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition.  The Company’s proposed business is sometimes referred to as a “blind pool” because any investors will entrust their investment monies to the Company’s management before they have a chance to analyze any ultimate use to which their money may be put.  Consequently, the Company’s potential success is heavily dependent on the Company’s management, which will have unlimited discretion in searching for and entering into a business opportunity.  The sole officer and director of the Company likely has had no experience in any proposed business of the Company.  There can be no assurance that the Company will be able to raise any funds in private placement.

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

Liquidity and Financial Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder’s equity.  The Company’s balance sheet as of September 30, 2006, reflects a current asset value of $0, and a total asset value of $0.

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

Federal Income Tax Aspects of Investment in the Company

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations (“Treasury Regulations”), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion.  Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock.  In addition, several of the issues dealt with in this report are the subjects of proposed and temporary Treasury Regulations.  No assurance can be given that these regulations will be finally adopted in their present form.

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

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

Forward Looking Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.  The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and the participation of the Company’s management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company’s chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c)  and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the”Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Rose Fischer, President/Director, with an associate degree in accounting, has been Director and Operations Facilitator for Optimum Source International, Ltd. (“OSI”) for the past five years, which includes finalization and implementation of all electronic commerce.  Prior to OSI, Ms. Fischer’s experience was as a financial consultant with a privately held firm since 1985.

Conflicts of Interest

Certain conflicts of interest existed at September 30, 2006 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which she devotes her primary attention.  Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Audit Committee Financial Expert

The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts, “ and competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

ITEM 10. EXECUTIVE COMPENSATION

None of the executive officer’s annual salary and bonus exceeded $60,000 during any of the Company’s last two fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2006 and 2005:

Service	2006	2005
Audit Fees	$4,100	$10,365
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,100	$10,365

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

PENN-PACIFIC CORP.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Penn-Pacific Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2006 and 2005, and the related statements of operations, and cash flows for the two years ended September 30, 2006 and the cumulative since January 13, 1997 (inception of the development stage) to September 30, 2006, and the statement of  stockholders’ equity from January 13, 1997 (inception of the development stage) to September 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp.  (a development stage company) as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005and the cumulative January 13, 1997 (inception of the development stage) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted

/s/ Robison, Hill & Co
Certified Public Accountants

Salt Lake City, Utah
June 26, 2007

PENN-PACIFIC CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2006	2005
Assets:	$-	$-

Liabilities:
Accounts Payable	-	12,525
Advances from shareholder	47,913	33,048

Total Liabilities	47,913	45,573

Stockholders' Equity:
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued	-	-
Series B, authorized 9,990,000 shares, None issued	-	-
Series C, Authorized 10,000 shares, None issued	-	-
Common Stock, Par value $.00001
Authorized 500,000,000 shares,
Issued 1,168,698 Shares at September 30, 2006 and 2005	12	12
Paid-In Capital	35,811,071	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the
Development Stage	(123,634)	(121,294)

Total Stockholders' Equity	(47,913)	(45,573)

Total Liabilities and
Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			January 13,
			1997
	For the year ended		inception of
	September 30,		development
	2006	2005	stage
Revenues:	$-	$-	$-

Expenses:	2,340	12,525	123,634

Net Loss	$(2,340)	$(12,525)	$(123,634)

Basic & Diluted loss per share	$-	$(0.01)

Weighted Average
Shares Outstanding	1,168,698	1,168,698

The accompanying notes are an integral part of these financial statements.

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
SINCE JANUARY 13, 1997 (INCEPTION OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2006
					Deficit
					Accumulated
					Since
					January 13,
					1997
					inception of
	Common Stock		Paid-In	Retained	Development
	Shares	Par Value	Capital	Deficit	Stage
Balance at October 1, 1996	951,533	$10	$35,789,356	$(35,735,362)	$-
Net Loss	-	-	-	-	(61,855)
Balance at September 30, 1997	951,533	10	35,789,356	(35,735,362)	(61,855)
November 4, 1997 Issuance of Stock for Services and payment of Accounts Payable	-	-	-	-	-
Net Loss	-	-	-	-	(15,431)
Balance at September 30, 1998	951,533	10	35,789,356	(35,735,362)	(77,286)
Capital contributed by shareholder	-	-		-	-
Net Loss	-	-	-	-	(12,804)
Balance at September 30, 1999	951,533	10	35,789,356	(35,735,362)	(90,090)
Stock Issued for services	205,305	2	20,529
Stock Issued for expenses	11,860	-	1,186	-	-
Net Loss	-	-	0	-	(10,457)
Balance at September 30, 2000	1,168,698	12	35,811,071	(35,735,362)	(100,547)
Net Loss	-	-	-	-	(5,300)
Balance at September 30, 2001	1,168,698	12	35,811,071	(35,735,362)	(105,847)
Net Loss	-	-	-	-	(950)
Balance at September 30, 2002	1,168,698	12	35,811,071	(35,735,362)	(106,797)
Net Loss	-	-	-	-	-
Balance at September 30, 2003	1,168,698	12	35,811,071	(35,735,362)	(106,797)
Net Loss	-	-	-	-	(1,972)
Balance at September 30, 2004	1,168,698	12	35,811,071	(35,735,362)	(108,769)
Net Loss	-	-	-	-	(12,525)
Balance at September 30, 2005	1,168,698	12	35,811,071	(35,735,362)	(121,294)
Net Loss	-	-	-	-	(2,340)
Balance at September 30, 2005	1,168,698	$12	$35,811,071	$(35,735,362)	$(123,634)

The accompanying notes are an integral part of these financial statements.

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			since January 13, 1997
	For the year ended		Inception of
	September 30,		Development
	2006	2005	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,340)	$(12,525)	$(123,634)
Common Stock issued for expenses	-	-	21,717
Increase (Decrease) in Accounts Payable	(12,525)	12,525	-
Increase (Decrease) in Advances
from shareholder	14,865	-	47,913
Increase (Decrease) in Accrued Expenses	-	-	54,004
Net Cash Used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided by
Financing Activities	-	-	-

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-
Cash and Cash Equivalents
at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCINGACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying  financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $2,340 and $12,525 for the year ended September 30, 2006 and 2005 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005
(Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005
(Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	For the year ended September 30, 2006
Basic Loss per Share
Loss to common shareholders	$(2,340)	1,168,698	$-

	For the year ended September 30, 2005
Basic Loss per Share
Loss to common shareholders	$(12,525)	1,168,698	$(0.01)

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

PENN-PACIFIC CORP.

Dated: October 16, 2007
By /S/ Rose Fischer
Rose Fischer
President

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of October 2007.

Signatures & Title

/S/ Rose Fischer
Rose Fischer
President, Director
(Principal Executive Officer)