Form 10QSB/A
period 2007-06-30
PENN PACIFIC CORP
filed 2007-10-19
CIK 77140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB/A

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2007

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________
                    Commission file number                         0-730

                          Penn-Pacific Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	95-3227748
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes   ;  No   X

PART I

Item 1.  Financial Statements

PENN-PACIFIC CORP.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2007	2006
Assets:	$-	$-

Liabilities:
Accounts Payable	-	-
Advances from shareholder	47,913	47,913
Total Liabilities	47,913	47,913

Stockholders' Equity:
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued	-	-
Series B, authorized 9,990,000 shares, None issued	-	-
Series C, Authorized 10,000 shares, None issued	-	-
Common Stock, Par value $.00001
Authorized 500,000,000 shares,
Issued 1,168,698 Shares at June 30, 2007 and
September 30, 2006	12	12
Paid-In Capital	35,811,071	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the
Development Stage	(123,634)	(123,634)

Total Stockholders' Equity	(47,913)	(47,913)

Total Liabilities and
Stockholders' Equity	$-	$-

See accompanying notes

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					since
					January 13,
					1997
	For the three months ended		For the nine months ended		inception of
	June 30,		June 30,		development
	2007	2006	2007	2006	stage
Revenues:	$-	$-	$-	$-	$-

Expenses:	-	-	-	1,500	123,634

Net Loss	$-	$-	$-	$(1,500)	$(123,634)

Basic &
Diluted loss
per share	$-	$-	$-	$-

See accompanying notes

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			since January 13, 1997
	For the nine months ended		Inception of
	June 30,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$-	$(1,500)	$(123,634)
Common Stock issued for expenses	-	-	21,717
Increase (Decrease) in Accounts Payable	-	1,500	-
Increase (Decrease) in Advances
from shareholder	-		47,913
Increase (Decrease) in Accrued Expenses	-	-	54,004
Net Cash Used in operating activities	-	-	-

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
Financing Activities	-	-	-

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-
Cash and Cash Equivalents
at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	For the three months ended June 30, 2007
Basic Loss per Share
Loss to common shareholders	$-	1,168,698	$-
	For the three months ended June 30, 2006
Basic Loss per Share
Loss to common shareholders	$-	1,168,698	$-
	For the nine months ended June 30, 2007
Basic Loss per Share
Loss to common shareholders	$-	1,168,698	$-
	For the nine months ended June 30, 2006
Basic Loss per Share
Loss to common shareholders	$(1,500)	1,168,698	$-

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

Net stockholders’ deficit in the Company was $47,913 as of June 30, 2007 and September 30, 2006.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There are been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

October 16, 2007