Form 10KSB
period 2007-09-30
PENN PACIFIC CORP
filed 2007-11-28
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2007

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
Common Stock, par value $.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

At November 16, 2007 the aggregate market value of all shares of voting stock held by non-affiliates was $0.  In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates.  Such assumption shall not be deemed conclusive for any other purpose.  The number of shares outstanding of each class of the Registrant’s common stock, as of November 16, 2007 was as follows:  Common Stock $.00001 par value, 1,668,698 shares.

Total revenues for fiscal year ended September 30, 2007: $0

At November 16, 2007  the number of shares of common stock outstanding was 1,668,698.

                             DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):  NONE

Transitional Small Business Disclosure Format (check one):  Yes ☐ ; NO ☒

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

Operating Losses

The Company has incurred net losses from operations of approximately $20,275 and $2,340 for the  years ended September 31, 2007 and 2006, respectively.  Such operating losses reflect developmental and other administrative costs for 2007 and 2006.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

ITEM 4. SUBMISSION OF MATTERS TO AVOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HIGH BIDLOW BID
(To the best knowledge of
management, there was no
trading of shares for fiscal
2007 and 2006)

The number of shareholders of record of the Company's common stock as of June 26, 2007 was approximately 6,473.

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities.  On October 29, 2007 the Company issued 500,000 shares of common stock in exchange for $15,000 of accounts payable.

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

Results of Operations - The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994.  On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma.  During the period from January 13, 1997 through September 30, 2007, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934.  No revenues were received by the Company during this period.

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

Liquidity and Financial Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder’s equity.  The Company’s balance sheet as of September 30, 2007, reflects a current asset value of $0, and a total asset value of $0.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Rose Fischer	48	President and Director	next annual meeting

Rose Fischer, President/Director, with an associate degree in accounting, has been Director and Operations Facilitator for Optimum Source International, Ltd. (“OSI”) for the past five years, which includes finalization and implementation of all electronic commerce.  Prior to OSI, Ms. Fischer’s experience was as a financial consultant with a privately held firm since 1985.

Conflicts of Interest

Certain conflicts of interest existed at September 30, 2007 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which she devotes her primary attention.  Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,168,698 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of September 30, 2007 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners Directors	Nature of Ownership	# of Shares Owned	Percent

Principal Shareholders

John Allison	Common	71,500	6.12
Alpha Beta LLC	Common	90,945	7.78
Celex-Nevada	Common	97,750	8.36
Wayne H. Creasy	Common	66,063	5.65
Cede & Co.	Common	179,085	15.32
Optima International	Common	205,305	17.58
George White	Common	70,500	6.03

All Executive Officers and Directors as a Group(1 person)
	Direct	11,860	1.015%
	Options	None	None
	Total	11,860	1.015%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2007 and 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a.)           The following documents are filed as part of this report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2007 and 2006:

Service	2007	2006
Audit Fees	$5,000	$4,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,000	$4,100

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

SEPTEMBER 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Penn-Pacific Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2007 and 2006, and the related statements of operations, and cash flows for the two years ended September 30, 2007 and the cumulative since January 13, 1997 (inception of the development stage) to September 30, 2007, and the statement of  stockholders’ equity from January 13, 1997 (inception of the development stage) to September 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp.  (a development stage company) as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006and the cumulative January 13, 1997 (inception of the development stage) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

                                   /s/ Robison, Hill & Co.
   Certified Public Accountants

Salt Lake City, Utah
November 19, 2007

PENN-PACIFIC CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2007	2006
Assets:	$-	$-

Liabilities:
Accounts Payable	20,000	-
Advances from shareholder	48,188	47,913

Total Liabilities	68,188	47,913

Stockholders' Equity:
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued	-	-
Series B, authorized 9,990,000 shares, None issued	-	-
Series C, Authorized 10,000 shares, None issued	-	-
Common Stock, Par value $.00001
Authorized 500,000,000 shares,
Issued 1,168,698 Shares at September 30, 2007 and 2006	12	12
Paid-In Capital	35,811,071	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the
Development Stage	(143,909)	(123,634)

Total Stockholders' Equity	(68,188)	(47,913)

Total Liabilities and
Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			January 13,
			1997
	For the year ended		inception of
	September 30,		development
	2007	2006	stage
Revenues:	$-	$-	$-

Expenses:	20,275	2,340	143,909

Net Loss	$(20,275)	$(2,340)	$(143,909)

Basic & Diluted loss per share	$(0.02)	$-

Weighted Average
Shares Outstanding	1,168,698	1,168,698

The accompanying notes are an integral part of these financial statements.

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
SINCE JANUARY 13, 1997 (INCEPTION OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2007
					Deficit
					Accumulated
					Since
					January 13,
					1997
					inception of
	Common Stock		Paid-In	Retained	Development
	Shares	Par Value	Capital	Deficit	Stage
Balance at October 1, 1996	951,533	$10	$35,789,356	$(35,735,362)	$-
Net Loss	-	-	-	-	(61,855)
Balance at September 30, 1997	951,533	10	35,789,356	(35,735,362)	(61,855)
November 4, 1997 Issuance of Stock for Services and payment
of Accounts Payable	-	-	-	-	-
Net Loss	-	-	-	-	(15,431)
Balance at September 30, 1998	951,533	10	35,789,356	(35,735,362)	(77,286)
Capital contributed by shareholder	-	-		-	-
Net Loss	-	-	-	-	(12,804)
Balance at September 30, 1999	951,533	10	35,789,356	(35,735,362)	(90,090)
Stock Issued for services	205,305	2	20,529
Stock Issued for expenses	11,860	-	1,186	-	-
Net Loss	-	-	-	-	(10,457)
Balance at September 30, 2000	1,168,698	12	35,811,071	(35,735,362)	(100,547)
Net Loss	-	-	-	-	(5,300)
Balance at September 30, 2001	1,168,698	12	35,811,071	(35,735,362)	(105,847)
Net Loss	-	-	-	-	(950)
Balance at September 30, 2002	1,168,698	12	35,811,071	(35,735,362)	(106,797)
Net Loss	-	-	-	-	-
Balance at September 30, 2003	1,168,698	12	35,811,071	(35,735,362)	(106,797)
Net Loss	-	-	-	-	(1,972)
Balance at September 30, 2004	1,168,698	12	35,811,071	(35,735,362)	(108,769)
Net Loss	-	-	-	-	(12,525)
Balance at September 30, 2005	1,168,698	12	35,811,071	(35,735,362)	(121,294)
Net Loss	-	-	-	-	(2,340)
Balance at September 30, 2006	1,168,698	12	35,811,071	(35,735,362)	(123,634)
Net Loss	-	-	-	-	(20,275)
Balance at September 30, 2007	1,168,698	$12	$35,811,071	$(35,735,362)	$(143,909)
The accompanying notes are an integral part of these financial statements.

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			since January 13, 1997
	For the year ended		Inception of
	September 30,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(20,275)	$(2,340)	$(143,909)
Common Stock issued for expenses	-	-	21,717
Increase (Decrease) in Accounts Payable	20,000	(12,525)	20,000
Increase (Decrease) in Advances
from shareholder	275	14,865	48,188
Increase (Decrease) in Accrued Expenses	-	-	54,004
Net Cash Used in operating activities	-	-	-

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
Financing Activities	-	-	-

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-
Cash and Cash Equivalents
at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCINGACTIVITIES: None
The accompanying notes are an integral part of these financial statements.

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying  financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $20,275 and $2,340 for the year ended September 30, 2007 and 2006 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Organization and Basis of Presentation

The Company was incorporated under the laws of the state of Delaware on May 18, 1971. On April 8, 2006 a Plan and Articles of Merger between Penn-Pacific Corp. (Delaware) and Penn-Pacific Corp. (Nevada) was filed in the State of Nevada whereby the Company was re-domiciled in the State of Nevada.  From 1979 to 1991 the primary business of Penn Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties.  Penn Pacific has been inactive since 1991.  The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994.  On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma.  The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006
(Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

The Company has no products or services as of September 30, 2007.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006
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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006
(Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	For the year ended September 30, 2007
Basic Loss per Share
Loss to common shareholders	$(20,275)	1,168,698	$(0.02)

	For the year ended September 30, 2006
Basic Loss per Share
Loss to common shareholders	$(2,340)	1,168,698	$-

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2007 and 2006 and are thus not considered.  There are no common stock equivalents outstanding  at September 30, 2007 and 2006.

NOTE 3 - INCOME TAXES

As of September 30, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $143,000 that may be offset against future taxable income through 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

PENN -PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006
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

NOTE 5 - CHANGES IN COMMON AND PREFERRED STOCK

On October 29, 2007 the Company issued 500,000 share of common stock in exchange for $15,000 in accounts payable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

PENN-PACIFIC CORP.

Dated: November 19, 2007	By /S/ Rose Fischer Rose Fischer President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of November, 2007.

Signatures & Title

/S/     Rose Fischer
Rose Fischer
President, Director
(Principal Executive Officer)