Form 10-Q
period 2008-06-30
PENN PACIFIC CORP
filed 2008-08-06
CIK 77140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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

(866) 387-6583
Issuer's telephone number

____________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes   X ; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practical date:  August 4, 2008     2,168,698

Transitional Small Business Disclosure Format (check one).
Yes   ;  No   X

PART I

Item 1.  Financial Statements

PENN-PACIFIC CORP.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2007	2007
Assets:	$-	$-

Liabilities:
Accounts Payable	778	20,000
Advances from shareholder	48,966	48,188
Total Liabilities	49,744	68,188

Stockholders' Equity:
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued	-	-
Series B, authorized 9,990,000 shares, None issued	-	-
Series C, Authorized 10,000 shares, None issued	-	-
Common Stock, Par value $.00001
Authorized 500,000,000 shares,
Issued 2,168,698 Shares at June 30, 2008 and
1,168,698 at September 30, 2007	17	12
Paid-In Capital	35,831,066	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the
Development Stage	(145,465)	(143,909)

Total Stockholders' Equity	(49,744)	(68,188)

Total Liabilities and
Stockholders' Equity	$-	$-

See accompanying notes

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					since
					January 13,
					1997
	For the three months ended		For the nine months ended		inception of
	June 30,		June 30,		development
	2008	2007	2008	2007	stage
Revenues:	$-	$-	$-	$-	$-

Expenses:	778	-	1,556	-	145,465

Net Loss	$(778)	$-	$(1,556)	$-	$(145,465)

Basic &
Diluted loss
per share	$-	$-	$-	$-

See accompanying notes

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			since January 13, 1997
	For the nine months ended		Inception of
	June 30,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,556)	$-	$(145,465)
Common Stock issued for expenses	-	-	41,717
Increase (Decrease) in Accounts Payable	778	-	778
Increase (Decrease) in Accrued Expenses	-	-	54,004
Net Cash Used in operating activities	(778)	-	(48,966)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advances from shareholders	778		48,966
Net Cash Provided by Financing Activities	778	-	48,966

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-
Cash and Cash Equivalents
at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

See accompanying notes

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations.  Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

Interim Reporting

The unaudited financial statements as of June 30, 2008 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of June 30, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	For the three months ended June 30, 2008
Basic Loss per Share
Loss to common shareholders	$(778)	2,168,698	$-
	For the three months ended June 30, 2007
Basic Loss per Share
Loss to common shareholders	$-	1,168,698	$-
	For the nine months ended June 30, 2008
Basic Loss per Share
Loss to common shareholders	$(1,556)	2,168,698	$-
	For the nine months ended June 30, 2007
Basic Loss per Share
Loss to common shareholders	$-	1,168,698	$-

The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2008 and 2007 and are thus not considered.  There are no common stock equivalents outstanding  at June 30, 2008 and 2007.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

As of June 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $145,000 that may be offset against future taxable income through 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

As of June 30, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
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

Plan of Operations

The Company has no products or services as of June 30, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

The Company had no sales or sales revenues for the three months ended June 30, 2008 or 2007 because it is a shell company that has not had any business operations for the past four years.

The Company had no costs of sales for the three months ended June 30, 2008 or 2007 because it is a shell company that has not had any business operations for the past four years.  The Company had general and administrative expenses of $778 for the three month period ended June 30, 2008 and $-0- for the three month period ended June 30, 2007.

Capital Resources and Liquidity

At June 30, 2008, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2007.

Net stockholders’ deficit in the Company was $49,744 as of June 30, 2008 and $68,188 at September 30, 2007.

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

Based on this evaluation as of June 30, 2008, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

August 4, 2008