Form 10-K
period 2008-09-30
PENN PACIFIC CORP
filed 2009-01-13
CIK 77140

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-00730
_______________________________________________

Penn-Pacific Corp.
(Exact name of registrant as specified in its charter)
______________________________________________

Nevada	95-3227748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3325 Griffin Road, #200
Ft. Lauderdale, FL	33323
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (866) 387-6583

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 par value per share
(Title of Class)

Indicate by check mark if the registration is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ X ]   No [  ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of September 30, 2008 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of September 30, 2008 2,168,698 shares of the Company's $.00001 par value common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Penn-Pacific Corp. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Business.

THE COMPANY

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

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $1,626 and $20,275 for the years ended September 30, 2008 and 2007, respectively.  Such operating losses reflect developmental and other administrative costs for 2008 and 2007.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

Item 1A.	RISK FACTORS

THERE MAY EXIST CONFLICTS OF INTEREST ON THE PART OF OUR OFFICERS AND DIRECTORS.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Each of our officers and directors is engaged in business activities outside of the Company. There exist potential conflicts of interest including, among other things, time, effort and business combinations with other such entities.

Conflict with other blank check companies with which members of management may become affiliated in the future may arise in the pursuit of business combinations. Our officers and directors are not currently involved as officers and directors of other blank check companies, although they may be in the future. A potential conflict of interest may result if and when any of our officers or directors become an officer or director of another company, especially another blank check company.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

WE EXPECT A MERGER OR ACQUISITION TO RESULT IN A LACK OF DIVERSIFICATION, WHICH MEANS WE WILL BE SUBJECT TO ECONOMIC FLUCTUATION WITHIN A PARTICULAR INDUSTRY.

Because we have limited capital, it is unlikely we will be capable of negotiating more than one acquisition or merger. As a result, we expect to experience a lack of diversification, which may subject us to economic fluctuation within a particular industry in which a target company conducts business. In addition, any merger or acquisition effected by us may result in the issuance of additional securities, which may result in substantial dilution to the existing shareholders.

THERE IS COMPETITION FOR PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

OUR MANAGEMENT HAS LIMITED EXPERIENCE AND MAY MISS CERTAIN BUSINESS OPPORTUNITIES.

Our success will be dependent on our management. Our officers and director have only limited experience in the business activities in which we intend to engage. Management believes it has sufficient experience to implement our business plan, although there is no assurance that additional managerial assistance will not be required.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we may not be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

OUR OFFICERS AND DIRECTORS ARE NOT PROFESSIONAL BUSINESS ANALYSTS.

The quality and desirability of business combinations will be determined by or under the supervision of our officers and directors. Our officers and directors are not professional business analysts and they may choose poor business combinations or they may miss good business combination opportunities.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We may not be able to negotiate a business combination on favorable terms.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Potential combination candidates may not be capable of complying with SEC disclosure requirements, such as audited financial statements. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable to the Company.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations, which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

OUR COMMON STOCK MAY NOT BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE FOLLOWING A BUSINESS COMBINATION.

Following a business combination, we may seek the listing of our common stock on NASDAQ or another United States Stock Exchange. However, we may not be able to meet the initial listing standards of such an exchange following the merger, and even if we are able to obtain such a listing initially, we may not be able to maintain such listing of our common stock. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our stock. This would also make it more difficult for us to raise additional capital following a business combination.

Item 2.	Properties.

The Company has a working agreement with the Company president to share use of 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

Item 3.	Legal Proceedings.

No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is know by management of the Company to be contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were subject to a vote of security holders during the year.

PART II

Item 5.	Market for Registrant’s Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

MARKET INFORMATION

The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

To the best knowledge of management, there was no trading of shares for fiscal 2008 and 2007.

The number of shareholders of record of the Company's common stock as of September 30, 2008 was approximately 6,473.

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities.  On October 29, 2007 the Company issued 500,000 shares of common stock in exchange for $20,000 of accounts payable.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Financial Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder’s equity.  The Company’s balance sheet as of September 30, 2008, reflects a current asset value of $0, and a total asset value of $0.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair alue, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President and sole officer and director, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended September 30, 2008, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended September 30, 2008:

Director’s Name	Age	Office
Rose Fischer	49	President, Chief Executive Officer and Director

Our officers and directors are elected for a term of one year or until their successor is elected. Set forth below is a brief description of the background of our officers and directors.

Our Board of Directors is elected annually by our stockholders. Directors receive no cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

The following sets forth certain information concerning the Company's officers and directors.

Rose Fischer, President/Director, with an associate degree in accounting, has been Director and Operations Facilitator for Optimum Source International, Ltd. (“OSI”) for the past five years, which includes finalization and implementation of all electronic commerce.  Prior to OSI, Ms. Fischer’s experience was as a financial consultant with a privately held firm since 1985.

Conflicts of Interest

Certain conflicts of interest existed at September 30, 2008 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which she devotes her primary attention.  Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because our stock is not trading on any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Item 11.  Executive Compensation.

None of the executive officer’s annual salary and bonus exceeded $60,000 during any of the Company's last two fiscal years.

There are currently no agreements with members of management as to employment or compensation.  There is currently no compensation paid to non-employment directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,668,698 shares of issued and outstanding common stock, including options to acquire stock for the Company as of September 30, 2008 and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock

John Allison	71,500	6.12%
Alpha Beta LLC	90,945	7.78%
Celex-Nevada	97,750	8.36%
Wayne H. Creasy	66,063	5.65%
Cede & Co.	179,085	15.32%
Optima International	205,305	17.58%
George White	70,500	6.03%

All Executive Officers and Directors as a Group (1 person)

Direct	11,860	1.015%
Options	None	None
Total	11,860	1.015%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of September 30, 2008 and 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are not commitments for future use of the facilities.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Robison Hill & Company ("RHC") for professional services rendered for the years ended September 30, 2008 and 2007.

Service	2008	2007
Audit Fees	$2,291	$5,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$2,291	$5,000

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

Tax Fees – Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit related services, tax services and other services as allowed by law or regulation.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

PENN-PACIFIC CORP.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

SEPTEMBER 30, 2008 AND 2007

CONTENTS

Page

Report of Independent Registered Public Accountants	F-1

Balance Sheets
September 30, 2008 and 2007	F-3

Statements of Operations for the
Years ended September 30, 2008 and 2007 and for cumulative period from
January 13, 1997 (inception of development stage) to September 30, 2008	F-4

Statement of Stockholders' Equity
Since January 13, 1997 (inception of development stage) to September 30, 2008	F-5

Statements of Cash Flows for the
Years ended September 30, 2008 and 2007 and for the cumulative period from
January 13, 1997 (inception of development stage) to September 30, 2008	F-6

Notes to Financial Statements	F-7

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Penn-Pacific Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Penn-Pacific Corp. (a development stage company) as of September 30, 2008, and 2007, and the related statements of operations, and cash flows for the years ended September 30, 2008, and 2007, and the cumulative since January 13, 1997 (inception of the development stage) to September 30, 2008, and the statement of stockholder’s equity since January 13, 1997 (inception of the development stage) to September 30, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Pacific Corp. (a development stage company) as of September 30, 2008, and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008, and 2007 and the cumulative since January 13, 1997 (inception of the development stage) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
January 12, 2009

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

PENN-PACIFIC CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
Total Current Assets	$-	$-

LIABILITIES & EQUITY
Current Liabilites:
Accounts Payable	$70	$20,000
Advances from shareholder	49,744	48,188
Total Current Liabilities	49,814	68,188

Total Liabilities	49,814	68,188

Stockholder's Equity
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued
Series B, Authorized 9,990,000 shares, None issued
Series C, Aughorized 10,000 shares, None issued
Common Stock, Par value $.00001
Authorized 500,000,000 shares, Issued
1,668,698 Shares at September 30, 2008 and
1,168,698 at September 30, 2007	17	12
Additional Paid-In Capital	35,831,066	35,811,071
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the Development Stage	(145,535)	(143,909)
Total Stockholder's Equity	(49,814)	(68,188)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			January 13,
			1997
	For the Year Ended		(Inception of
	September 30,		development
	2008	2007	stage)

Revenues:	$-	$-	$-

Expenses:	1,626	20,275	145,535
Net Loss	$(1,626)	$(20,275)	$(145,535)

Basic & Diluted Loss per Share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	1,630,342	1,168,698

The accompanying notes are an integral part of these financial statements

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
SINCE JANUARY 13, 1997 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2008
					Deficit
					Accumulated
					Since
					January 13,
					1997
					(Inception of
	Common Stock		Paid in	Retained	Development
	Shares	Par Value	Capital	Deficit	Stage)
Balance at October 1, 1996	951,533	$10	$35,789,356	$(35,735,362)	$-
Net Loss	-	-	-	-	(61,855)
Balance at September 30, 1997	951,533	10	35,789,356	(35,735,362)	(61,855)
November 4, 1997 Issuance of Stock for
November 4, 1997 Issuance of Stock for services and payment of Accounts Payable	-	-	-	-	-
Net Loss	-	-	-	-	(15,431)
Balance at September 30, 1998	951,533	10	35,789,356	(35,735,362)	(77,286)
Capital contributed by shareholder	-	-	-	-	-
Net Loss	-	-	-	-	(12,804)
Balance at September 30, 1999	951,533	10	35,789,356	(35,735,362)	(90,090)
Stock Issued for services	205,305	2	20,529	-	-
Stock Issued for expenses	11,860	-	1,186	-	-
Net Loss	-	-	-	-	(10,457)
Balance at September 30, 2000	1,168,698	12	35,811,071	(35,735,362)	(100,547)
Net Loss	-	-	-	-	(5,300)
Balance at September 30, 2001	1,168,698	12	35,811,071	(35,735,362)	(105,847)
Net Loss	-	-	-	-	(950)
Balance at September 30, 2002	1,168,698	12	35,811,071	(35,735,362)	(106,797)
Net Loss	-	-	-	-	-
Balance at September 30, 2003	1,168,698	12	35,811,071	(35,735,362)	(106,797)
Net Loss	-	-	-	-	(1,972)
Balance at September 30, 2004	1,168,698	12	35,811,071	(35,735,362)	(108,769)
Net Loss	-	-	-	-	(12,525)
Balance at September 30, 2005	1,168,698	12	35,811,071	(35,735,362)	(121,294)
Net Loss	-	-	-	-	(2,340)
Balance at September 30, 2006	1,168,698	12	35,811,071	(35,735,362)	(123,634)
Net Loss	-	-	-	-	(20,275)
Balance at September 30, 2007	1,168,698	12	35,811,071	(35,735,362)	(143,909)
Stock Issued for payables	500,000	5	19,995	-	-
Net Loss	-	-	-	-	(1,626)
Balance at September 30, 2008	1,668,698	$17	$35,831,066	$(35,735,362)	$(145,535)
The accompanying notes are an integral part of these financial statements

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			Since
			January 13,
			1997
	For the Year Ended		(Inception of
	September 30,		Development
	2008	2007	Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,626)	$(20,275)	$(145,535)
Common Stock issued for expenses	20,000	-	41,717
Increase (Decrease) in Accounts Payable	(19,930)	20,000	70
Increase (Decrease) in Accrued Expenses	-	-	54,004
Net Cash Used in Operating Activities	(1,556)	(275)	(49,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	1,556	275	49,744
Net Cash Provided by Financing Activities	1,556	275	49,744

Net (Decrease) Increase in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Penn-Pacific Corp. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $1,600 and $20,300 for the years ended September 30, 2008 and 2007 respectively, has a liquidity problem and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Delaware on May 18,1971.  On April 8, 2006 a Plan and Articles of Merger between Penn-Pacific Corp. (Delaware) and Penn-Pacific Corp. (Nevada) was filed in the State of Nevada whereby the Company was re-domiciled in the Stage of Nevada.  From 1979 to 1991 the primary business of Penn-Pacific and its subsidiaries was the acquisition, exploration, development, production and operation of oil and gas properties.  Penn-Pacific has been inactive since 1991.  The Company filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code on January 27, 1994.  On January 13, 1997, the Company emerged from bankruptcy pursuant to a final decree of the United States Bankruptcy Court for the Northern District of Oklahoma.  The Company is in the development stage since January 13, 1997 and has not commenced planned principal operations.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Nature of Business

The Company has no products or services as of September 30, 2008.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options or other foreign hedging arrangements.

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2008 and 2007 and are thus not considered.  There are no common equivalent shares outstanding at September 30, 2008 and 2007.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company’s financial liabilities consist of accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the September 30, 2008 presentation

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended September 30, 2008, and 2007 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended September 30, 2008, and 2007. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended September 30, 2008 and 2007, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at September 30, 2008 and 2007.

Recent Accounting Standards

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

As of September 30, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $145,500 that may be offset against future taxable income through 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$21,825	$21,585
Valuation Allowance	(21,825)	(21,585)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2008	2007
Provision (Benefit) at US Statutory Rate	$240	$3,040
Increase (Decrease) in Valuation Allowance	(240)	(3,040)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 12, 2009:

United States (a)                                           2000– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 6 – CHANGES IN COMMON AND PREFERRED STOCK

On October 29, 2007 the Company issued 500,000 shares of common stock in exchange for $20,000 in accounts payable.

NOTE 7 - COMMITMENTS

As of September 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2008 and 2007, Rose Fischer, President and shareholder of the Company, has advanced the Company $49,744 and $48,188.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN-PACIFIC, CORP

Dated January 12, 2009

By _/s/ Rose Fischer________________
Rose Fischer
President, Director

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of January, 2009.

Signatures & Title

_/s/ Rose Fischer__________________
Rose Fischer
President, Director
(Principal Executive Officer)