Form 10-Q
period 2008-12-31
PENN PACIFIC CORP
filed 2009-01-23
CIK 77140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

[  ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________to__________
Commission file number  000-00730

Penn-Pacific Corp.
(Exact name of small business issuer as
specified in its charter)

Nevada	95-3227748
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

3325 Griffin Road, #200, Ft. Lauderdale, FL 33323
(Address of principal executive offices)

(866) 387-6583
Issuer's telephone number

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes   X ; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2008  1,668,698

Transitional Small Business Disclosure Format (check one).
Yes   ;  No   X

PART I

Item 1.  Financial Statements

PENN-PACIFIC CORP.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	September 30,
	2008	2008
ASSETS
Total Current Assets	$-	$-

LIABILITIES & EQUITY
Current Liabilites:
Accounts Payable	$70	$70
Advances from shareholder	49,744	49,744

Total Current Liabilities	49,814	49,814

Total Liabilities	49,814	49,814

Stockholder's Equity
Preferred Stock, Par value $.0001
Series A, Authorized 10,000,000 shares, None issued
Series B, Authorized 9,990,000 shares, None issued
Series C, Authorized 10,000 shares, None issued
Common Stock, Par value $.00001
Authorized 500,000,000 shares, Issued
1,668,698 Shares at December 31, 2008 and
September 30, 2008	17	17
Additional Paid-In Capital	35,831,066	35,831,066
Retained Deficit	(35,735,362)	(35,735,362)
Deficit Accumulated During the Development Stage	(145,535)	(145,535)

Total Stockholder's Equity	(49,814)	(49,814)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			January 13,
			1997
	For the three months ended		(Inception of
	December 31,		development
	2008	2007	stage)

Revenues:	$-	$-	$-

Expenses:	-	-	145,535

Net Loss	$-	$-	$(145,535)

Basic & Diluted Loss per Share	$-	$-

Weighted Average Shares
Outstanding	1,668,698	1,237,777

The accompanying notes are an integral part of these financial statements

PENN-PACIFIC CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			January 13,
			1997
	For the three months ended		(Inception of
	December 31,		Development
	2008	2007	Stage)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$-	$-	$(145,535)
Common Stock issued for expenses	-	-	41,717
Increase (Decrease) in Accounts Payable	-	-	70
Increase (Decrease) in Accrued Expenses	-	-	54,004
Net Cash Used in Operating Activities	-	-	(49,744)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advances from shareholders	-	-	49,744
Net Cash Provided by Financing Activities	-	-	49,744

Net (Decrease) Increase in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents
at Beginning of Period	-	-	-
Cash and Cash Equivalents
at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$-	$-	$-

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

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations.  Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations.  Management believes that actions presently being taken to revise the Company’s operation and financial requirements provide them with the opportunity for the Company to continue as a going concern.

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

Interim Reporting

The unaudited financial statements as of December 31, 2008 and for the three month period then ended reflects, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of December 31, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2008 and 2007 and are thus not considered.  There are no common equivalent shares outstanding at December 31, 2008 and 2007.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the September 30, 2008 presentation.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
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

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2008 and 2007, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2008 and 2007.

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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
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

NOTE 2 - INCOME TAXES

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

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 - INCOME TAXES (Continued)

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

NOTE 4 – UNCERTAIN TAX POSITIONS

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2000– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

PENN-PACIFIC CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - COMMITMENTS

As of December 31, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – CHANGES IN COMMON AND PREFERRED STOCK

On October 29, 2007 the Company issued 500,000 shares of common stock in exchange for $20,000 in accounts payable.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 and September 30, 2008, Rose Fischer, President and shareholder of the Company, has advanced the Company $49,744 and $49,744.

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

Plan of Operations

The Company has no products or services as of December 31, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

The Company had no sales or sales revenues for the three months ended December 31, 2008 or 2007 because it is a shell company that has not had any business operations for the past four years.

The Company had no costs of sales for the three months ended December 31, 2008 or 2007 because it is a shell company that has not had any business operations for the past four years.  The Company had general and administrative expenses of $0 and $0 for the three month periods ended December 31, 2008 and 2007.

Capital Resources and Liquidity

At December 31, 2008, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2008

Net stockholders’ deficit in the Company was $49,814 as of December 31, 2008 and $49,814 at September 30, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

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

Based on this evaluation as of December 31, 2008, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

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

January 22, 2009